Form 10-Q
period 1999-09-30
ACTIVE SOFTWARE INC
filed 1999-11-15
CIK 1088147

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 000-26367
-----------------------------------------------------------------------------

                             ACTIVE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       94-3232772
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                              3333 OCTAVIUS DRIVE
                         SANTA CLARA, CALIFORNIA 95054
              (Address of principal executive offices) (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 988-0414
-----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

As of October 31, 1999 there were 24,060,883 shares of the registrant's Common Stock outstanding.
-----------------------------------------------------------------------------

                              ACTIVE SOFTWARE, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                 PAGE NUMBERING
                                  IN SEQUENTIAL
                                NUMBERING SYSTEM

                                ----------------


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998                                  3

          Condensed Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 1999 and 1998                   4

          Condensed Consolidated Statements of Cash Flows -
              Three and Nine Months Ended September 30, 1999 and 1998                   5

          Notes to Condensed Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                   20


PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds                                    21

Item 6.   Exhibits and Reports on Form 8-K                                             21

          Signatures                                                                   22

PART I.   FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     ACTIVE SOFTWARE, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands)
                         (unaudited)

                                                                     September 30,                 December 31,
                                                                         1999                        1998(1)
                                                                    ---------------             ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $     34,705                $       7,461
   Short-term investments                                                  9,191                            -
   Accounts receivable (net of allowances of
      $236 and $200, respectively)                                         3,742                        3,362
   Prepaid expenses and other current assets                               1,168                          495
                                                                    ---------------             ---------------
        Total current assets                                              48,854                       11,318
Property and equipment, net                                                1,797                          796
Other assets                                                                 350                          180
                                                                    ---------------             ---------------
        Total assets                                                $     50,953                $      12,294
                                                                    ===============             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                 $      2,202                $         739
   Accrued compensation and related benefits                               1,905                        1,115
   Deferred revenue                                                        3,858                        1,154
   Accrued royalties                                                         378                          375
   Other accrued liabilities                                                 306                          335
   Current portion of notes payable                                          137                          107
                                                                    ---------------             ---------------
        Total current liabilities                                          8,786                        3,825
Notes payable, less current portion                                            -                          108
Convertible redeemable preferred stock                                         -                       25,117

Stockholders' equity (deficiency):
   Common Stock                                                           71,897                        3,934
   Deferred stock compensation                                            (3,832)                      (2,939)
   Notes receivable from stockholders                                         (9)                          (9)
   Accumulated other comprehensive loss                                       (5)                           -
   Accumulated deficit                                                   (25,884)                     (17,742)
                                                                    ---------------             ---------------
        Total stockholders' equity (deficiency)                           42,167                      (16,756)
                                                                    ---------------             ---------------
        Total liabilities and stockholders' equity (deficiency)     $     50,953                $      12,294
                                                                    ===============             ===============
-------------
(1) Derived from December 31, 1998 audited balance sheet included in the Company's prospectus.

See notes to condensed consolidated financial statements.

                     ACTIVE SOFTWARE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
                          (unaudited)

                                                                        Three Months Ended             Nine Months Ended
                                                                     ------------  -----------      -----------  -----------
                                                                        Sept. 30     Sept. 30          Sept. 30     Sept. 30
                                                                     ------------  -----------      -----------  -----------
                                                                          1999         1998              1999         1998
                                                                     ------------   ----------      -----------  -----------
Revenue:
   License                                                            $   5,075     $    1,642       $   10,997    $   3,597
   Service                                                                2,091            427            4,837          881
                                                                     ----------     ----------      -----------  -----------
      Total revenue                                                       7,166          2,069           15,834        4,478
                                                                     ----------     ----------      -----------  -----------
Cost of revenue:
   License                                                                  403            157              868          204
   Service                                                                1,785            629            4,589        1,135
                                                                    -----------     ----------      -----------  -----------
      Total cost of revenue                                               2,188            786            5,457        1,339
                                                                    -----------     ----------      -----------  -----------
Gross profit                                                              4,978          1,283           10,377        3,139
Operating expenses:
   Research and development                                               2,113          1,208            4,389        2,821
   Sales and marketing                                                    4,741          2,392           11,697        6,187
   General and administrative                                               849            603            1,842        1,492
   Amortization of deferred stock compensation                              303             95              868          179
                                                                    -----------     ----------      -----------  -----------
      Total operating expenses                                            8,006          4,298           18,796       10,679
                                                                    -----------     ----------      -----------  -----------
Loss from operations                                                     (3,028)        (3,015)          (8,419)      (7,540)
Other income, net                                                           228             94              277          186
                                                                    -----------     ----------      -----------   ----------
Net loss                                                              $  (2,800)    $   (2,921)      $   (8,142)   $  (7,354)
                                                                    ===========     ==========      ===========   ==========
Basic and diluted net loss per share                                  $   (0.19)    $    (0.77)      $    (1.01)   $   (2.31)
                                                                    ===========     ==========      ===========   ==========
Shares used in calculating basic and diluted net
   loss per share                                                        14,591          3,817       $    8,032    $   3,185
                                                                    ===========     ==========      ===========   ==========
Pro forma basic and diluted net loss per share                        $   (0.13)    $    (0.17)      $    (0.43)   $   (0.48)
                                                                    ===========     ==========      ===========   ==========
Shares used in calculating pro forma basic and
   diluted net loss per share                                            20,925         17,222           19,080       15,435
                                                                    ===========     ==========      ===========   ==========

           See notes to condensed consolidated financial statements.

                      ACTIVE SOFTWARE, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 --------------------------
                                                                                    1999            1998
                                                                                 -----------     ----------
Cash flows from operating activities:
   Net loss                                                                      $   (8,142)      $  (7,354)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                                     503             342
      Amortization of deferred stock compensation                                       868             179
      Issuance of warrants                                                              350             285

      Changes in assets and liabilities:
         Accounts receivable                                                           (380)         (1,066)
         Prepaid expenses and other current assets                                     (673)            (60)
         Accounts payable                                                             1,463             296
         Accrued compensation and related benefits                                      790             184
         Accrued royalties                                                                3             144
         Other accrued liabilities                                                      (29)            157
         Deferred revenue                                                             2,704             429
                                                                                 ----------      ----------
            Net cash used in operating activities                                    (2,543)         (6,464)
                                                                                 ----------      ----------

Cash flows from investing activities:
   Property and equipment additions                                                  (1,514)           (451)
   Proceeds from sale of fixed assets                                                    10             (19)
   Purchases of short-term investments                                               (9,196)              -
   Other assets                                                                        (170)              -
                                                                                 ----------      ----------
      Net cash used in investing activities                                         (10,870)           (470)
                                                                                 ----------      ----------

Cash flows from financing activities:
   Sale of Common Stock                                                              40,743             281
   Repurchase of Common Stock                                                            (8)            (14)
   Sale of convertible redeemable preferred stock                                         -          11,125
   Repayment of notes receivable from stockholders                                        -              40
   Repayment of capital lease obligation and line of credit                          (3,372)            (67)
   Proceeds from line of credit                                                       3,294               -
                                                                                 ----------      ----------
      Net cash provided by financing activities                                      40,657          11,365
                                                                                 ----------      ----------

Net increase in cash and cash equivalents                                            27,244           4,431
Cash and cash equivalents--beginning of period                                        7,461           2,876
                                                                                 ----------      ----------
Cash and cash equivalents--end of period                                         $   34,705       $   7,307
                                                                                 ==========     ===========
Supplemental disclosure of cash flow information--
   Cash paid during the period for interest                                      $       62       $      33
                                                                                 ==========      ==========
Noncash financing activities:
   Conversion of convertible redeemable preferred stock to Common Stock          $   25,117       $       -
                                                                                 ==========      ==========
   Deferred stock compensation                                                   $    1,761       $   1,860
                                                                                 ==========      ==========

See notes to condensed consolidated financial statements.

                             ACTIVE SOFTWARE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of management, the statements include all adjustments necessary for interim financial statements (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for such periods are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

        The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Prospectus dated August 12, 1999.


2.      INITIAL PUBLIC OFFERING

        On August 18, 1999 the Company completed its initial public offering and issued 4,025,000 shares, including 525,000 shares pursuant to the underwriters' exercise of their overallotment option, of its Common Stock to the public at a price of $11.00 per share. Net proceeds to the Company, after deducting the underwriting discount and estimated expenses, were approximately $40.1 million.


3.      NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

        Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants, shares subject to repurchase and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

        Pro forma net loss per share for the quarter ended September 30, 1998 does not include the effect of approximately 13,405,323 shares of convertible preferred stock outstanding, 1,873,725 stock options outstanding, 178,912 Common Stock warrants outstanding, and approximately 1,717,081 shares of Common Stock issued and subject to repurchase by the Company, because their effects are anti-dilutive.

        Pro forma net loss per share for the quarter ended September 30, 1999 includes the effect of approximately 13,405,323 shares of preferred stock converted at the Company's IPO on August 13, 1999; it does not include 3,626,425 shares issuable upon exercise of stock options outstanding, approximately 36,764 shares issuable upon exercise of warrants outstanding, and approximately 1,013,370 shares of Common Stock issued and subject to repurchase by the Company, because their effects are anti-dilutive.

4.      COMPREHENSIVE INCOME

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The only item included in other comprehensive loss which the Company currently reports is unrealized loss on investments.

        The following is a calculation of comprehensive loss, in thousands:


                                                     Three Months Ended                    Nine Months Ended
                                                       September 30,                         September 30,
                                                 ---------------------------         ---------------------------
                                                    1999             1998               1999             1998
                                                 ----------       ----------         ----------       ----------
Net loss                                         $  (2,800)       $  (2,921)         $  (8,142)       $  (7,354)

Other comprehensive loss:
Unrealized loss on investments                          (5)               -                 (5)               -
                                                 ---------        ---------          ---------        ---------
Comprehensive loss                               $  (2,805)       $  (2,921)         $  (8,147)       $  (7,354)
                                                 =========        =========          =========        =========


5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." This amendment clarified the specification of what was considered vendor-specific objective evidence of fair value for the various elements in a multiple element arrangement. Full implementation guidelines for this standard have not yet been issued and may result in unanticipated changes in our revenue recognition practices which could affect the timing of our future revenue and operating results.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

     The following information should be read in conjunction with the condensed historical financial information and the notes thereto included in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in conjunction with our initial public offering of Common Stock.

     In addition, this report contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

REVENUE

     Total revenue for the three months ended September 30, 1999 increased to $7.2 million from $2.1 million for the three months ended September 30, 1998, an increase of 243%. Total revenue increased 251% to $15.8 million for the nine months ended September 30, 1999 from $4.5 million for the nine months ended September 30, 1998. License revenue increased to $5.1 million in the three months ended September 30, 1999 from $1.7 million in the three months ended September 30, 1998, an increase of 200%. License revenue increased 205% to $11 million for the nine months ended September 30, 1999 from $3.6 million for the nine months ended September 30, 1998. The increase in license revenue was due to an increase of $.3 million in sales of additional ActiveWorks products and features to existing customers and to an increase of $7.1 million in sales of our products to new customers.

Service revenue increased 320% to $2.1 million in the three months ended September 30, 1999 from $0.5 million in the three months ended September 30, 1998. Service revenue for the nine months ended September 30, 1999 was $4.8 million, an increase of 433% from the $0.9 million for the nine months ended September 30, 1998. The increase in service revenue was due primarily to an increase in maintenance and support fees of $1.3 million in connection with the growth of our customer base and an increase in consulting fees of $2.6 million as a result of the establishment of our professional services organization in the third quarter of 1998.


COST OF REVENUE

     Total cost of revenue increased to $2.2 million in the three months ended September 30, 1999 from $786,000 in the three months ended September 30, 1998. For the nine months ended September, 30, 1999 total cost of revenue increased to $5.5 million from $1.3 million for the corresponding period in 1998.

Cost of License Revenue

     Cost of license revenue increased to $403,000 in the three months ended September 30, 1999 from $157,000 in the three months ended September 30, 1998. For the nine months ended September 30, 1999, cost of license revenue increased to $868,000 from $204,000 in the nine months ended September 30, 1998. As a percentage of license revenue, cost of license revenue was 8% for the three months ended September 30, 1999 as compared to 10% for the three months ended September 30, 1998. For the nine months ended September 30, 1999 cost of license revenue was 8% of license revenue as compared to 6% of license revenue for the nine months ended September 30, 1998. The growth in cost of license revenue as a percentage of license revenue for the nine months ended September 30, 1999 was attributable primarily to a larger proportion of our products sold during that period incorporating third-party technology for which we pay royalties. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional products, although cost of license revenue will vary as a percentage of license revenue from period to period.

Cost of Service Revenue

     Cost of service revenue increased to $1.8 million in the three months ended September 30, 1999 from $629,000 in the three months ended September 30, 1998. For the nine months ended September 30, 1999, cost of service revenue increased to $4.6 million from $1.1 million in the nine months ended September 30, 1998. The growth in cost of service revenue was attributable primarily to an increase in personnel dedicated to support a larger number of customers. As a percentage of service revenue, cost of service revenue was 86% and 147% in the three months ended September 30, 1999 and 1998, respectively, and was 95% and 129% for the nine months ended September 30, 1999 and 1998, respectively. We anticipate that the cost of service revenue will increase in absolute dollars as we continue to expand our services offerings, although cost of service revenue may vary as a percentage of service revenue from period to period.

     Because the gross margin on license revenue is higher than the gross margin on service revenue, gross profit as a percentage of total revenue is affected by the mix of license and service revenue. We expect that this mix will fluctuate from quarter to quarter.


OPERATING EXPENSES

Research and Development

     Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors. Research and development expenses increased to $2.1 million in the three months ended September 30, 1999, from $1.2 million in the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses increased to $4.4 million from $2.8 million for the same period in 1998. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development as well as the expense associated with the issuance of a stock warrant to a strategic partner, Intel Corporation, in connection with the achievement of certain performance improvements. As a percentage of total revenue, research and development expenses were 29% and 58% in the three months ended September 30, 1999 and 1998, respectively and 28% and 63% in the nine months ended September 30, 1999 and 1998, respectively. The decreases in percentage of revenue were attributable primarily to the increases in the revenue base. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but may vary as a percentage of total revenue from period to period.

Sales and Marketing

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures. Sales and marketing expenses increased to $4.7 million from $2.4 million in the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, sales and marketing expenses were $11.7 million, as compared to $6.2 million for the same period in 1998. The increase was attributable primarily to the addition of employees in sales and marketing, increased commissions related to increased revenue and, to a lesser extent, costs associated with increased efforts to develop market awareness of our products and services. As a percentage of total revenue, sales and marketing expenses for the three months ended September 30, 1999 and 1998 represented 66% and 116%, respectively. For the nine months ended September 30, 1999, sales and marketing expenses as a percentage of total revenue were 74%, as compared to 138% for the corresponding period in 1998. We expect to continue increasing our marketing and promotional efforts and to hire additional sales personnel. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but may vary as a percentage of total revenue from period to period.

General and Administrative

     General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses increased to $849,000 in the three months ended September 30, 1999 from $603,000 in the three months ended September 30, 1998, representing 12% and 29%, respectively, of total revenue. For the nine months ended September 30, 1999, general and administrative expenses were $1.8 million, as compared to $1.5 million for the corresponding period in 1998. As a percentage of total revenue, general and administrative expenses were 12% and 33% for the nine months ended September 30, 1999 and 1998, respectively. The increase in absolute dollars was due primarily to the addition of financial and management personnel, as well as costs associated with operating as a public company. We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company.

Amortization of Deferred Stock Compensation

     Options granted in the first quarter of 1999 and in 1998 have been considered to be compensatory as the estimated fair value for accounting purposes was greater than the exercise price as determined by the board of directors on the date of grant. The total deferred stock compensation associated with these options as of September 30, 1999 and December 31, 1998 amounted to $3.8 million and $2.9 million, respectively, net of amortization. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 50 months. Of the total deferred stock compensation, approximately $868,000 and $179,000 was amortized in the nine months ended September 30, 1999 and 1998, respectively. We expect amortization of approximately $1,169,000 in 1999, $1,208,000 in 2000, $1,208,000 in 2001,
$993,000 in 2002 and $122,000 in 2003 related to these options.

Net Other Income

     Net other income consists primarily of interest income from cash and cash equivalents and short-term investments offset by interest expense related to obligations under capital leases. For the three months ended September 30, 1999, net interest income was approximately $228,000, as compared to $94,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998 net interest income was $277,000 and $186,000, respectively. The increase in net interest income was due primarily to increased interest income earned on higher cash and cash equivalent balances as well as short-term investment balances, which increased due to the initial public offering of our Common Stock in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of convertible redeemable preferred stock, which totaled $25.1 million in net proceeds through September 30, 1999. Additionally, on August 18, 1999 we completed an initial public offering of our Common Stock, which resulted in net proceeds of approximately $40.1 million. As of September 30, 1999, we had $43.9 million of cash and cash equivalents and short-term investments.

     Net cash used in operating activities was $2.6 million in the nine months ended September 30, 1999, attributable primarily to a net loss of $8.1 million and an increase in prepaid and other current assets of $673,000, offset in part by amortization of deferred stock compensation of $868,000, an increase in accounts payable of $1.5 million, an increase in accrued compensation and benefits of $790,000 and an increase in deferred revenue of $2.7 million. For the nine months ended September 30, 1998, net cash used in operating activities was $6.5 million, attributable primarily to a net loss of $7.4 million, and offset in part by an increase in accounts receivable of $1.1 million, an increase in deferred revenue of $429,000 and an increase in accounts payable of $296,000. Our sales cycle is lengthy and unpredictable and could cause our quarterly revenue and operating results to fluctuate. Any change in our sales cycle could adversely affect the amount of cash provided by our operating activities.

     Net cash used in investing activities in the nine months ended September 30, 1999 was $10.8 million, due primarily to the increase in the investment portfolio. For the nine months ended September 30, 1998, investing activities used cash of $470,000, attributable primarily to an increase in property and equipment additions.

     Net cash provided by financing activities was $40.7 million for the nine months ended September 30, 1999, due primarily to the completion of our initial public offering of Common Stock. For the corresponding period in 1998, cash provided by financing activities was attributable primarily to proceeds from the issuance of convertible redeemable preferred stock in the amount of $11.1 million.

     Although we have no material commitments for capital expenditures, we anticipate that capital expenditures and lease commitments will increase, consistent with our anticipated growth in operations, infrastructure and personnel. For 1999, we anticipate that capital expenditures will be at least $1.5 million. We also may establish additional operations as we expand globally.

     We anticipate that our liquidity needs for at least the next eighteen months will be met by our current cash and cash equivalents and short-term investments. After this time, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional capital by selling additional equity or debt securities or by obtaining a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of Common Stock, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This problem may result in software failures or the creation of erroneous results.

     We have conducted a year 2000 readiness review for the current versions of our products. The review includes assessment, implementation and validation testing. We have largely completed all phases of this plan for the current versions of our products. As a result, we believe all current versions of our products are capable of properly distinguishing between 20th and 21st century dates, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with our products are also capable of properly distinguishing between 20th and 21st century dates.

     We are testing software obtained from third parties that is incorporated into our products, and we have requested that our vendors confirm that their software is capable of properly distinguishing between 20th and 21st century dates. We have been informed by many of our vendors that their products that we use are capable of properly distinguishing between 20th and 21st century dates. Despite testing by us and by current and potential customers, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could harm our business. Some commentators have predicted significant litigation regarding year 2000 compliance issues, and we are aware of lawsuits against other software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we may be affected by it.

     Our internal systems include our information technology systems and non-information technology systems. We have completed an assessment of our material internal information technology systems and non-information technology systems. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from vendors that their systems are year 2000 compliant. We are not currently aware of any material operational issues associated with preparing our internal information technology systems and non-information technology systems for the year 2000. However, we may experience material unanticipated problems or additional costs caused by undetected errors or defects in the technology used in our internal information technology systems and non-information technology systems.

     We do not currently have any information concerning the year 2000 compliance status of our customers. If our current or future customers fail to achieve year 2000 compliance or if they divert technology expenditures, especially technology expenditures that were earmarked for our products, to address year 2000 compliance problems, our business could suffer.

     We have funded our year 2000 plan from available cash and have not separately accounted for these expenses in the past. To date, these expenses have not been material and have totaled less than $200,000. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and year 2000 compliance matters generally. We expect to incur no more than an additional $300,000 to verify that our products, information technology systems and non-information technology systems are capable of properly distinguishing between 20th century and 21st century dates. In addition, we may experience material problems and expenses associated with year 2000 compliance that could adversely affect our business, results of operations and financial condition. Finally, we are also subject to external forces that might generally affect industry and commerce, such as year 2000 compliance failures by utility or transportation companies and related service interruptions.

     We do not have a formal contingency plan to address any unanticipated year 2000 problems that may occur in our products or our internal systems. If these problems arise, we expect to make the necessary expenditures to assess and remedy these problems. We cannot currently estimate the amount or timing of these potential expenditures. They may be significant and could have an adverse effect on our business.


FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

WE ONLY BEGAN SELLING OUR PRODUCTS IN AUGUST 1996 AND, AS A RESULT, YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND OPERATING RESULTS

     We have a limited operating history and cannot be certain that our business strategy will be successful. We were incorporated in September 1995 and commercially released our first software product in August 1996. An investor in our Common Stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as the eBusiness integration software market, including:

     . our substantial dependence on our ActiveWorks software products, from which we derive substantially all of our revenue and which have limited market acceptance to date;

     . our need to introduce new software products and services to respond to technological and competitive developments and customer needs;

     . our ability to manage our anticipated growth;

     . our need to expand our distribution capability through our direct sales organization and through third party distributors and system integrators;

     . our ability to respond to competitive developments;

     . the market's acceptance of eBusiness integration; and

     . our dependence on our current executive officers and key employees.


WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY


     We have incurred net losses in each fiscal quarter since our inception and do not expect to achieve profitability in the foreseeable future. We incurred net losses of $9.9 million in 1998 and $8.1 million in the nine months ended September 30, 1999, and, as of September 30, 1999, we had an accumulated deficit of approximately $25.9 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. In addition, we intend to significantly increase our future product development, sales and marketing, and administrative expenses over the next 18 months. Accordingly, we will need to significantly increase revenue to achieve and maintain profitability. Our ability to increase revenue and achieve profitability will be affected by the other risks and uncertainties described in this section and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY AND, IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY

     Our operating results are difficult to predict, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of future performance. Our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our Common Stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

     . the size, timing and contractual terms of sales of our products and services due to the long and unpredictable sales cycle for our products;

     . technical difficulties in our software that could delay product shipments or increase the costs of introducing new products;

  . introductions of new products or new versions of existing products by us or our competitors;

  . changes in the pricing of our products and services or those of our competitors;

  . our ability and the ability of our partners to implement eBusiness integration solutions for our customers;

  . changes in our mix of revenue generated from product sales and services;

  . changes in our mix of sales channels through which our products and services are sold; and

  . the fixed nature of our operating expenses, such as base compensation and rent.

 In addition, we expect to experience seasonality in the sales of our software products. For example, we expect that sales may decline during summer months, particularly in European markets. We also anticipate that sales may be lower in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Furthermore, it is difficult for us to evaluate the degree to which this seasonality may affect our business because our growth may have largely overshadowed this seasonality in recent periods. In addition, concerns regarding year 2000 compliance issues may adversely affect the demand for software products like ours if our customers divert resources to address year 2000 issues.

BECAUSE OUR REVENUE IS DEPENDENT ON SALES OF OUR ACTIVEWORKS SOFTWARE PRODUCTS, OUR BUSINESS COULD BE MATERIALLY HARMED BY FACTORS THAT ADVERSELY AFFECT THE PRICING AND DEMAND FOR THESE PRODUCTS

     We currently derive substantially all of our revenue from the sale of our ActiveWorks Integration System software products and related services. We expect revenue from this product family to continue to account for substantially all of our future revenue. As a result, factors adversely affecting the pricing of or demand for our ActiveWorks software products, such as competition and technological change, could materially harm our business.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD SUFFER IF WE LOSE A MAJOR CUSTOMER

     We have generated a substantial portion of our annual and quarterly historical revenue from a limited number of customers. As a result, if we lose a major customer, our revenue could suffer. In 1997, The Boeing Company accounted for 33% of our total revenue. In 1998, no customer accounted for more than 10% of our total revenue. For the nine months ended September 30, 1999, Level 3 Communications accounted for 10% of our total revenue. We expect that a small number of customers will continue to account for a substantial portion of our revenue in any given quarter for the foreseeable future.

WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS AND, IF WE FAIL TO DO SO, OUR GROWTH COULD BE LIMITED

     We will need to significantly expand our direct and indirect sales operations in order to increase market awareness of our ActiveWorks software products and to generate increased revenue. We have recently expanded our direct sales force and plan to recruit additional sales personnel. As of September 30, 1999, we employed approximately 62 individuals in our sales and marketing organization. Currently, we believe we will need to expand our sales organization by more than 100% of its present size over the next 18 months.
New sales personnel will require training and take time to achieve full productivity. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. In addition, we believe that our future success is dependent upon expansion of our indirect distribution channel, which consists of our relationships with a variety of distribution partners such as system integrators, independent software vendors and value added resellers. To date, we have relationships with only a limited number of these partners. We cannot be certain that we will be able to establish relationships with additional distribution partners on a timely basis, or at all, or that these distribution partners will devote adequate resources to promoting or selling our products. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts.

WE RELY ON SYSTEM INTEGRATORS AND OTHER STRATEGIC RELATIONSHIPS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS AND, IF THESE RELATIONSHIPS FAIL, OUR BUSINESS COULD BE HARMED

     We have entered into relationships with third-party system integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, a significant portion of our revenue from customers that purchase products or services from our partners. In most cases, the partner refers the customer to us, and we enter into a software license agreement directly with the customer. Our future growth will be limited if we fail to work effectively with our partners or fail to grow our base of these types of partners.

     Our partners are not required to market or promote our products and generally are not restricted from working with competing software companies. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our ActiveWorks software products rather than the products of others. If these relationships fail, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of our partners, which would harm our business.

THE ACTIVEWORKS INTEGRATION SYSTEM MUST INTEGRATE WITH APPLICATIONS MADE BY THIRD PARTIES AND, IF WE LOSE ACCESS TO THE PROGRAMMING INTERFACES FOR THESE APPLICATIONS, OR IF WE ARE UNABLE TO MODIFY OUR PRODUCTS OR DEVELOP NEW PRODUCTS IN RESPONSE TO CHANGES IN THESE APPLICATIONS, OUR BUSINESS COULD SUFFER

     Our ActiveWorks Integration System uses software components called adapters to communicate with our customers' enterprise applications. Our ability to develop these adapters is largely dependent on our ability to gain access to the application programming interfaces, or APIs, for the applications, and we may not have access to necessary APIs in the future. APIs are written and controlled by the application provider. Accordingly, if an application provider becomes a competitor by entering the eBusiness integration market, it could restrict our access to its APIs for competitive reasons. Our business could suffer if we are unable to gain access to these APIs. Furthermore, we may need to modify our ActiveWorks software products or develop new adapters in the future as new applications or newer versions of existing applications are introduced. If we fail to continue to develop adapters or respond to new applications or newer versions of existing applications, our business could suffer.

WE RELY IN PART ON THIRD PARTIES TO DEVELOP ADAPTERS NECESSARY FOR THE INTEGRATION OF APPLICATIONS USING OUR ACTIVEWORKS INTEGRATION SYSTEM, AND WE CANNOT BE CERTAIN THAT THESE COMPANIES WILL CONTINUE TO DEVELOP THESE ADAPTERS OR THAT THESE ADAPTERS WILL BE FREE OF DEFECTS

     A core element of our strategy is to enable third parties to develop adapters that operate with our ActiveWorks Integration System. If these third parties are unable or unwilling to develop these adapters, we may need to develop them internally, which would require us to divert financial and technical resources to these efforts. In addition, we cannot be certain that adapters developed by third parties will not contain undetected errors or defects, which could harm our reputation, result in product liability or decrease the market acceptance of our products.

THE eBUSINESS INTEGRATION MARKET IS IN AN EARLY STAGE OF DEVELOPMENT, AND eBUSINESS INTEGRATION SOFTWARE PRODUCTS, INCLUDING OUR ACTIVEWORKS SOFTWARE PRODUCTS, MAY NOT ACHIEVE MARKET ACCEPTANCE

     The market for eBusiness integration software is relatively new and rapidly evolving, and there is a variety of integration methods available. We do not know if our target markets will widely adopt and deploy eBusiness integration products such as our ActiveWorks software products. If eBusiness integration products such as our ActiveWorks software products are not widely adopted by our target markets, our business will suffer.

     Our products are complex and generally involve capital expenditures by our customers in excess of $300,000. We do not have a long history of selling our products and will have to devote substantial resources to educate prospective customers about the benefits of our ActiveWorks software products. Our efforts to educate potential customers may not result in our products achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally-developed or custom systems and would incur significant costs in switching to third-party products such as ours. Furthermore, even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business could suffer.

BECAUSE MARKET PARTICIPANTS IN SOME MARKETS HAVE ADOPTED INDUSTRY-SPECIFIC TECHNOLOGIES, WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES IN ORDER TO ADDRESS SPECIFIC MARKETS

     Our strategy is to develop our ActiveWorks integration software to be broadly applicable to many industries. However, in some markets, market participants have adopted core technologies that are specific to their markets. For example, many companies in the healthcare and financial services industries have adopted industry-specific protocols for the interchange of information. In order to successfully sell our products to companies in these markets, we may need to expand or enhance our products to adapt to these industry-specific technologies, which could be costly and require the diversion of engineering resources.

COMPETITION IN THE eBUSINESS INTEGRATION SOFTWARE MARKET IS INTENSE
AND, IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR, OR THE PRICES OF, OUR PRODUCTS MAY BE REDUCED

     The eBusiness integration software market is extremely competitive and subject to rapid change. We compete with various providers of application integration solutions, including CrossWorlds, New Era of Networks, Software Technologies Corporation and Vitria. In addition, a number of other companies are offering products and services that address specific aspects of application integration, including IBM, BEA Systems, Inc. and TIBCO Software Inc. We also face competition for some aspects of our product and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

OUR RECENT GROWTH HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT, SYSTEMS AND RESOURCES, AND WE MAY EXPERIENCE DIFFICULTIES MANAGING OUR EXPECTED GROWTH

     We have been experiencing a period of rapid growth over recent years. Our total revenue has grown from approximately $285,000 during 1996 to $15.8 million for the nine-month period ending September 30, 1999. The number of our employees has grown from approximately 48 at the end of 1997 to 157 as of September 30, 1999. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we will be required to:

  . improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

  . hire, train and manage additional qualified personnel; and

  . manage our relationships with our customers, suppliers and partners.

     In particular, we expect to implement a new financial and accounting management information system during the next three months. We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

     In the future, we may experience difficulties meeting the demand for our products and services. The installation and use of our products sometimes requires implementation services, which are provided to our customers either by us or by our partners. Our growth could be limited if we or our partners are unable to provide these implementation services to our customers in a timely manner. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. Any failure to manage growth effectively could materially harm our business.

WE RELY ON THE SERVICES OF OUR FOUNDERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE EXTREMELY DIFFICULT TO REPLACE

     Our future success depends, to a significant degree, on the continued services of our founders, R. James Green and Rafael Bracho, as well as other key management, sales and technical personnel. Our officers and key employees are not bound by employment agreements, and we do not maintain life insurance policies on any of our employees. The loss of services of any of these employees for any reason could harm our business. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber personnel, and we may not be able to recruit and retain additional qualified personnel. Competition for qualified personnel in the software industry and in the San Francisco Bay area, as well as other markets in which we recruit, is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

RAPID TECHNOLOGICAL CHANGE IN THE eBUSINESS INTEGRATION SOFTWARE MARKET COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE OR REQUIRE US TO REDESIGN OUR PRODUCTS

     The eBusiness integration software market is characterized by rapid technological change, frequent new product introductions, changes in the enterprise software applications used by our customers and emerging industry standards, particularly those related to electronic commerce. We also expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our software products to remain competitive. Our products could become obsolete and unmarketable if we are unable to adapt to new technologies or standards.

     To be successful, we will need to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards in a timely manner and on a cost-effective basis. We cannot assure you that we will successfully develop these types of products and product enhancements or that our products will achieve broad market acceptance. Our failure to respond in a timely and cost-effective manner to new and evolving technologies could adversely impact our business.

BECAUSE OUR PRODUCTS INCORPORATE TECHNOLOGY LICENSED TO US FROM THIRD PARTIES, THE LOSS OF OUR RIGHT TO USE THIS LICENSED TECHNOLOGY COULD HARM OUR BUSINESS

     We license technology that is incorporated into our products from third parties, including security software from SPYRUS. Any significant interruption in the supply or support of any licensed software could adversely affect our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

OUR SALES CYCLE IS LENGTHY AND UNPREDICTABLE AND MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE, WHICH COULD RESULT IN VOLATILITY IN THE PRICE OF OUR STOCK

     The typical sales cycle of our ActiveWorks Integration System is lengthy and unpredictable and involves significant capital investment decisions by prospective customers, as well as our education of potential customers regarding the benefits of our ActiveWorks software products. Any delay in sales of our products could cause our operating results to vary significantly from quarter to quarter, which could result in volatility in our stock price. Many of our prospective customers have neither set aside money to purchase eBusiness integration software nor dedicated specific personnel for the procurement and implementation of these software products. As a result, before purchasing our products, our customers spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals. Currently, the time to receive an initial order from a customer from the time we first contact the customer may range from six to nine months, with enterprise-wide deployment occurring over a longer period of time. This cycle may lengthen in the future. The emerging and evolving nature of the eBusiness integration software market may cause prospective customers to postpone their purchase decisions. In addition, general concerns regarding year 2000 compliance may further delay purchase decisions by prospective customers.

BECAUSE OUR STRATEGY TO EXPAND OUR INTERNATIONAL OPERATIONS IS SUBJECT TO UNCERTAINTIES, WE MAY NOT BE ABLE TO ENTER NEW INTERNATIONAL MARKETS OR GENERATE SIGNIFICANT REVENUE FROM THOSE MARKETS IN WHICH WE CURRENTLY OPERATE

     In the nine months ended September 30, 1999, we have generated less than 10% of our revenue from sales of our products in international markets and have little experience with international operations and localization of our products for foreign markets. We intend to continue to expand our international operations and enter new international markets, which will require significant management attention and financial resources. Our international operations are subject to a number of risks and uncertainties, including:

  . the difficulties and costs of staffing and managing foreign operations;

  . our ability to establish relationships with system integrators and service, distribution and marketing partners and the performance of these partners in selling our products;

  . the difficulties and costs of localizing products for foreign markets, including the development of multilingual capabilities in our products;

  . unexpected changes in regulatory requirements;

  . legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers;

  . reduced protection of intellectual property in other countries;

  . increased difficulty in collecting delinquent or unpaid accounts;

  . fluctuations in the value of the U.S. dollar relative to other currencies;

  . potentially adverse tax consequences; and

  . political and economic instability.

     Any of these factors could impair our ability to expand our international operations into these markets or to generate significant revenue from those markets in which we operate.

OUR SOFTWARE PRODUCTS ARE COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD HARM OUR REPUTATION, RESULT IN PRODUCT LIABILITY OR DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS

     Our software products are complex and include software that is internally developed and licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we have not experienced any material software defects to date, these defects could cause our customers to experience severe system failures. Because our customers depend on our software for their critical systems and business functions, any interruptions could:

     . damage our reputation;

     . cause our customers to initiate product liability suits against us;

     . increase our product development costs;

     . divert our product development resources;

     . cause us to lose sales; or

     . delay market acceptance of our products.

     Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold. Furthermore, because our ActiveWorks software products are designed to work in conjunction with a wide variety of applications, we are unable to test our products with all of these applications.

BECAUSE OUR PRODUCTS COULD INTERFERE WITH THE OPERATIONS OF OUR CUSTOMERS' OTHER SOFTWARE APPLICATIONS, WE MAY BE SUBJECT TO POTENTIAL PRODUCT LIABILITY AND WARRANTY CLAIMS BY THESE CUSTOMERS, WHICH MAY BE COSTLY AND MAY NOT BE ADEQUATELY COVERED BY INSURANCE

     Our ActiveWorks products are integrated with our customers' networks and software applications. The sale and support of our products may entail the risk of product liability or warranty claims based on damage to these networks or applications. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

OUR YEAR 2000 COMPLIANCE EFFORTS COULD BE COSTLY AND TIME-CONSUMING, AND OUR BUSINESS COULD SUFFER IF WE OR OUR CUSTOMERS DO NOT ADEQUATELY ADDRESS YEAR 2000 RISKS

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly.

     Our software products could fail due to processing errors caused by inaccurate calculations with respect to the year 2000. In addition, third party hardware and software used with our software products could experience year 2000 compliance problems which are wrongly attributed to us, or our customers, partners or suppliers could experience year 2000 compliance problems. The occurrence of any of these events could result in delays or losses of revenues, diversion of our resources, damage to our reputation, increased service and warranty costs and litigation costs.

     Our year 2000 compliance efforts may also involve significant time and expense, and uncorrected problems could harm our business. We may also experience reduced sales of our products as potential customers reduce their budgets for eBusiness integration products due to increased expenditures on their own year 2000 compliance efforts. For a further discussion of year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

OUR INTELLECTUAL PROPERTY COULD BE USED BY OTHERS WITHOUT OUR CONSENT BECAUSE PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED

     We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. We do not currently own any issued patents, and other protection of our intellectual property is limited. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, AND RESULTING CLAIMS AGAINST US COULD BE COSTLY AND REQUIRE US TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY ARRANGEMENTS

     The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grows and functionalities of products overlap. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us.

BECAUSE THE MARKET FOR STOCKS OF TECHNOLOGY COMPANIES HAS EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS, OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT

      Many factors could cause the market price of our Common Stock to rise and fall. Some of these factors are:

         .  variations in our quarterly results;

         . announcements of technological innovations by us or by our competitors;

         . introductions of new products or new pricing policies by us or by our competitors;

         . acquisitions or strategic alliances by us or by our competitors; . recruitment or departure of key personnel;

         .  the gain or loss of significant orders;

         .  concerns over year 2000 issues;

         . changes in the estimates of our operating performance or change in recommendations by securities analysts; and

         .  market conditions in the industry and the economy as a whole.

     In addition, the market for stocks of technology and Internet-related companies has experienced extreme price and volume fluctuations that often have been unrelated to these companies' operating performance. These fluctuations could lower the market price of our Common Stock regardless of our actual operating performance.

     In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our business.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR VOTING STOCK AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS REQUIRING STOCKHOLDER APPROVAL

     Executive officers and directors, as well as their respective affiliates, beneficially own a total of approximately 38% of our outstanding Common Stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the market price of our Common Stock.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS

     Provisions of our certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that some stockholders may consider favorable. These provisions include:

     . authorizing our board of directors to issue additional preferred stock;

     . limiting the persons who may call special meetings of stockholders;

     . prohibiting stockholder action by written consent;

     . establishing advance notice requirements for nominations for election of our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

     . prohibiting cumulative voting in the election of directors; and

     . establishing a classified board of directors.


CHANGES IN ACCOUNTING STANDARDS COULD AFFECT THE CALCULATION OF OUR FUTURE OPERATING RESULTS

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." This amendment clarified the specification of what was considered vendor-specific objective evidence of fair value for the various elements in a multiple element arrangement. Full implementation guidelines for this standard, which have not yet been issued, may result in unanticipated changes in our revenue recognition practices, which changes could materially adversely affect our business, financial condition or operating results.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

      We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 1999. Therefore, a change in foreign currency rates would have an insignificant impact on our financial position or results of operations. We do not hedge any of our foreign currency exposures.


PART II.   OTHER INFORMATION


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c)      Sales of Unregistered Securities

                 From July 1, 1999 to August 13, 1999 we issued options to purchase 560,000 shares of Common Stock at a weighted-average exercise price of $12.00 per share to our employees pursuant to the 1996A and 1999 Stock Plans. During this period, 134,475 shares of Common Stock were purchased at a weighted-average exercise price of $1.074 per share upon exercise of options granted under the 1996A Stock Plan. These options and shares of Common Stock were issued by us in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

        (d)      Use of Proceeds

                 On August 18, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Goldman, Sachs & Co., Lehman Brothers and Dain Rauscher Wessels. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 that was declared effective by the SEC on August 12, 1999. The offering commenced on August 13, 1999, on which date 3,500,000 shares of Common Stock registered under the Registration Statement were sold at a price of $11.00 per share. The Underwriters also exercised an overallotment option of 525,000 shares. All 525,000 overallotment shares were sold at a price of $11.00 per share. The aggregate price of the offering amount registered and sold was $44.3 million. In connection with the offering, the Company incurred an aggregate of approximately $3.1 million in underwriting discounts and approximately $1.1 million in other related expenses, the net proceeds of the offering were approximately $40.1 million. The Company has invested the net proceeds from its initial public offering of Common Stock in interest bearing investment grade instruments. The Company expects to use the net proceeds primarily for working capital and for other general corporate purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we may use a portion of the net proceeds to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. Although we have no present commitments or agreements with respect to such acquisitions, management will have significant discretion in applying the net proceeds of this offering.

                 None of the net proceeds of the Company's offering were paid directly or indirectly to any director, officer, general partner of Active Software or their associates, persons owning 10% or more of any class of equity securities of the Active Software, or an affiliate of Active Software.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 15, 1999, the Company held its 1999 annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

        1. The election of the following nominees to serve as members of the Board of Directors:

        NOMINEE                       IN FAVOR                WITHHELD
        ---------------------   ---------------------   -------------------
        R.James Green                17,431,975                 None
        Rafael Bracho                17,431,975                 None
        Kevin R. Compton             17,431,975                 None
        James P. Gauer               17,431,975                 None
        Michael J. Odrich            17,431,975                 None
        Todd Rulon-Miller            17,431,975                 None
        Roger S. Siboni              17,431,975                 None

        2. The reincorporation of the Company under the laws of Delaware, including the amendment of the Company's certificate of incorporation, authorizing 5,000,000 shares of undesignated Preferred Stock of which the Board of Directors has the authority to issue and to determine the rights, preferences and privileges:

             IN FAVOR                  WITHHELD
        --------------------    ---------------------
            17,431,975                   None


        3. The approval of certain amendments to the Company's 1996 and 1996A Stock Plans:

             IN FAVOR                  WITHHELD
        -------------------     ---------------------
            16,696,681                 735,294

        4. The adoption of the Company's 1999 Stock Plan, the reservation of 3,000,000 shares of Common Stock for issuance under such plan, and the automatic increase in the number of shares reserved under such plan on July 1 of each of the following years: 2000, 2001, 2002, 2003 and 2004, by an amount equal to the lesser of 1,500,000 shares or four percent of the total shares outstanding on the last day of the immediately preceding fiscal year:

             IN FAVOR                  WITHHELD
        -------------------     ---------------------
            17,431,975                   None

        5. The adoption of the 1999 Directors' Stock Option Plan and the reservation of 300,000 shares of the Company's Common Stock for issuance thereunder:

             IN FAVOR                  WITHHELD
        -------------------     ---------------------
            17,431,975                   None

        6. The adoption of the 1999 Employee Stock Purchase Plan, the reservation of 750,000 shares of Common stock for issuance under such plan, and the automatic increase in the number of shares reserved under such plan on July 1 of each of the following years: 2000, 2001, 2002, 2003 and 2004, by an amount equal to the lesser of 350,000 shares or one percent of the total shares outstanding on the last day immediately preceding fiscal year:

             IN FAVOR                  WITHHELD
        -------------------     ---------------------
            17,431,975                   None

        7. The ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1999:

             IN FAVOR                  WITHHELD
        -------------------     --------------------
            17,431,975                   None

        The above share amounts have been adjusted to reflect the Company's three-for-two stock split and the conversion of the Company's outstanding Preferred Stock into Common Stock upon completion of the Company's initial public offering in August 1999.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27.1 Financial Data Schedule

(b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Active Software has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACTIVE SOFTWARE, INC.

                                       By: /s/ JON A. BODE
                                       -----------------------------------------
                                       Jon A. Bode
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

Dated:  November 12, 1999




                                INDEX TO EXHIBITS



Exhibit No.          Document Description
-----------          --------------------

   27.1              Financial Data Schedule