Form 10-K405
period 1999-12-31
ACTIVE SOFTWARE INC
filed 2000-03-30
CIK 1088147

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission file number: 000-26367

                               ----------------

                             ACTIVE SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                 94-3232772
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

                              3333 Octavius Drive
                         Santa Clara, California 95054
         (Address of principal executive offices, including zip code)

                                (408) 988-0414
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,772,885,000 as of March 15, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 24,734,855 shares of the registrant's Common Stock issued and outstanding as of March 15, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

Overview

   We are a provider of eBusiness infrastructure software that provides our customers with a platform to automate end-to-end business processes inside their enterprise, with business-to-business (B2B) trading partners and with customers over the Internet. Our ActiveWorks(TM) Integration System enables our customers to accelerate their time to market for products and services, enhance their relationships with customers, suppliers and partners and substantially reduce their operating and information technology costs. Our customers use our platform to automate business processes without costly and time-consuming custom programming, enabling them to quickly and cost-effectively compete in today's rapidly changing network economy. We have designed the ActiveWorks Integration System to provide a highly flexible and adaptable eBusiness infrastructure that can be deployed quickly and changed easily in response to evolving business requirements. In addition, we partner with a broad range of system integrators and hardware, software and service providers in order to offer our customers a comprehensive eBusiness solution.

Recent Developments

   Initial Public Offering. In August 1999, we completed the initial public offering of our common stock, which resulted in net proceeds of approximately $40 million. In the offering, we issued and sold an aggregate of 4,025,000 shares of common stock at an initial public offering price of $11.00 per share.

   Acquisitions. In February 2000, we completed the acquisition of Alier, Inc., a worldwide provider of enterprise application integration (EAI) solutions to financial institutions. In connection with this transaction, pursuant to which Alier became a wholly owned subsidiary of Active Software, all outstanding shares of capital stock of Alier were exchanged for 390,875 shares of our common stock valued at $32.7 million and cash of $2.0 million. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 158,277 shares of our common stock valued at $13.3 million.

   In February 2000, we agreed to acquire Premier Software Technologies, Inc., a provider of integration products and services for eCommerce. In connection with this transaction, we expect to issue 121,308 shares of our common stock and cash in the amount of $500,000 in exchange for all of the outstanding shares of capital stock of Premier.

   In February 2000, we agreed to acquire TransLink Software, Inc., a provider of high performance mainframe integration solutions for eBusiness. In connection with this transaction, we expect to make a cash payment of approximately $4.5 million (less certain amounts related to professional fees) and issue a number of shares of our common stock equal to approximately $67.0 million (less certain amounts related to professional fees) divided by $82.45104 (the average closing price of our common stock during the 30-day period prior to signing the agreement). In addition, the outstanding options to purchase TransLink capital stock will be converted into options to purchase shares of our common stock.

   Partnerships. In January 2000, we announced a partnership with NTT Software Corporation to increase our presence in the Japanese market. Under terms of the agreement, NTT Software will be the sole distributor of Active Software's ActiveWorks Integration System in Japan.

   Products. In February 2000, we announced the ActiveWorks Business Exchange Server, a business-to-business (B2B) solution that enables a company to quickly automate critical business processes and share sensitive business information with partners over the Internet securely and reliably. A significant new component of ActiveWorks, the Business Exchange Server is designed to deliver B2B integration that helps trading partners increase efficiency throughout the value chain and achieve new competitive advantages.

Industry Background

   Over the past decade, enterprise computing environments have undergone a significant transformation. This transformation has been driven by accelerating organizational demands for flexibility, efficiency, and speed in order to more effectively respond to a rapidly changing business environment and increasingly global marketplace. In parallel, there has been a shift from in-house, custom development of mission-critical applications to the purchase of these applications and related services from third-party vendors. Packaged applications have spread throughout the enterprise to address many highly strategic business functions, including resource planning, management of supply and distribution networks, customer relationship management, sales force automation, business decision support and eCommerce. In this new corporate environment, a single business process can require access to data and information from many distinct applications, none of which are designed to communicate seamlessly and in real time with the others.

   Companies have invested an enormous amount of financial and technical resources in developing and deploying a broad range of packaged and custom applications. To take full advantage of these investments, it has become critical for companies to efficiently integrate these applications. META Group estimates that the average Fortune 1000 company maintains 49 distinct enterprise applications and spends from one-quarter to one-third of its total information technology budget on integration-related efforts. The complexity of this integration challenge has historically required time-consuming, expensive, custom-developed in-house solutions or third-party specialized consulting and system integration services. More recently, the market for third-party enterprise application integration, or EAI, software has emerged to provide this integration capability as a packaged solution. Driven by the increasingly business-critical need for integration, the application and data integration software market is projected by the Yankee Group to reach a total size of $5 billion by 2001. In addition, the Gartner Group has reported that the total volume of B2B transactions exceeded $145 billion in 1999, and predicts that this volume will grow to more than $7 trillion by 2004, a sustained annual growth rate of 120%. We cannot assure you that these estimates will be achieved.

   Against this backdrop, the explosive emergence of the Internet has further changed the nature and pace of business operations and competition. Companies are now able to conduct business electronically through an Internet-enabled real-time network of customers, suppliers and partners. As a result, the ability to operate as an eBusiness has become a critical strategic objective. Companies need to integrate all aspects of their enterprises, including back-office operations and processing, front-office applications, such as sales, marketing and customer service, and supplier management systems, such as planning, sourcing, purchasing, fulfillment and inventory control. For example, a company can now give suppliers and partners real-time electronic access to its scheduling, billing and inventory information, thereby enhancing communication, reducing operating costs and creating a networked organization that takes advantage of supplier and partner strengths in ways not previously possible. To compete successfully, a company needs an integration platform that allows it to adapt quickly to changing market conditions, accelerate time to market, enhance relationships with customers, suppliers and partners, and reduce operating costs.

   We believe that traditional integration and EAI solutions fail to fully capitalize on the benefits of Internet technologies and do not adequately address the challenges of this eBusiness environment. These solutions are often inflexible and rigid, lack key functionality, such as security and integration management and monitoring, and do not offer the speed of implementation and time-to-market benefits required in today's business environment. As a result, we believe that there is a significant opportunity for a vendor who can provide a platform that enables seamless, real-time and efficient integration across the extended enterprise of B2B trading partners. This platform needs to provide the following key capabilities:

  . Comprehensive, Robust Solution: a comprehensive, end-to-end solution for eBusiness integration inside the enterprise and with B2B trading partners and customers over the Internet that does not require substantial custom programming;

  . Dynamic Adaptability: a system designed to adapt quickly and efficiently to changing business operations, rules and processes, and to accommodate change without additional programming;

  . Scalability: a system that easily accommodates a wide range of transaction and data flow volumes across locally and globally-distributed networks;

  . Extensibility: flexibility to allow for the efficient incorporation of and integration with evolving technologies;

  . Security: inherent state-of-the-art security and administrative capabilities designed for an enterprise operating in an eBusiness environment with its customers, suppliers and partners; and

  . Management and Monitoring: efficient, easy-to-use and centralized management and monitoring of the integration platform and all of its components.

The Active Software Solution

   We develop, market and support eBusiness infrastructure software products that enable our customers to more quickly expand and capitalize upon greater business opportunities. The ActiveWorks Integration System connects a wide range of enterprise and B2B applications and systems and provides a comprehensive software platform for integrating these applications with minimal custom programming.

   We believe the ActiveWorks platform provides the following compelling and strategic business benefits to our customers:

  . Accelerates Time to Market. The ActiveWorks platform enables our customers to accelerate time to market for new products and services by integrating and synchronizing the entire end-to-end information flow between enterprise applications and B2B partners in an eBusiness environment. By enabling the close interaction of customers, suppliers and partners, the ActiveWorks solution provides the integration platform for the seamless exchange of relevant information internally and across the enterprise's network of customers, suppliers and partners. In addition, the platform is readily adaptable to changing business and computing environments, providing the business flexibility to respond in real time to changes in the market. The architecture, intelligent adapter portfolio and management and monitoring functionality all provide an enhanced level of adaptability to changes in business processes and rules in an evolutionary manner with minimal disruption to business operations.

  . Improves Customer and Supplier Interaction. The ActiveWorks platform, by enabling scalable and secure eBusiness, can enhance our customers' business relationships with their customers and B2B partners. We offer a comprehensive, robust solution for integration across traditional business boundaries, providing the information link to customers and suppliers and greatly enhancing an organization's ability to respond quickly, accurately and effectively to customer and supplier needs.

  . Reduces Operational Costs. The ActiveWorks platform is designed to enable our customers to operate in a more efficient and streamlined manner. Our customers are able to take advantage of the capabilities of the ActiveWorks platform to interact electronically with customers, suppliers and partners, significantly reducing their operational costs. In addition, our platform minimizes the need for time-consuming and expensive custom programming, reducing the number of highly skilled programmers required to implement and maintain our system. The ActiveWorks solution is not only designed for rapid initial deployment, but also can be efficiently altered in response to an upgrade or replacement of a specific application or an internal or external business process change. As a result, our solution substantially reduces the installation and maintenance costs associated with other integration approaches.

   In addition to these business benefits, our platform is differentiated from other integration solutions through the following core competencies, which we believe enable us to deliver faster time to integration than the solutions offered by our competitors:

  . Comprehensive and Robust Platform. Our platform, the ActiveWorks Integration System, provides an integration architecture upon which our customers can develop strategic eBusiness initiatives. We offer a comprehensive platform for eBusiness integration, including base integration functionality, a broad set of intelligent adapters for integrating a wide variety of applications across multiple operating systems, and management and monitoring capabilities. In addition, in order to provide the security capabilities critical to operating an effective eBusiness, we embed security features throughout our platform, rather than merely layering them on top. Our platform is designed to provide the reliability required for mission-critical operations, even against network, hardware or software failures. We believe that the comprehensive and robust nature of our platform approach assures our customers that their eBusiness needs can be met today and in the future.

  . Intelligent Adapters. We maintain and continue to expand our portfolio of Intelligent Adapters for integrating a wide variety of applications across multiple operating systems. These Adapters, which connect individual software applications to the ActiveWorks platform, are readily configurable and easily reconfigurable to meet constantly changing application requirements and specifications. This broad portfolio of Intelligent Adapters substantially reduces the need for the custom programming often required with other integration solutions. Our development and production efforts are supported by third parties that build Active Software-certified Adapters, which facilitates the pervasive adoption of the ActiveWorks Integration System as a standard integration platform.

  . Flexibility and Adaptability to Change. Because our customers' needs are not static, we have designed our solution to be dynamic. Since little or no custom programming is required, the ActiveWorks platform provides the flexibility to respond quickly and effectively to changes in business operations, rules and processes both inside the company and across its network of customers, suppliers and partners. In addition, the ActiveWorks platform is designed to allow the efficient incorporation of, and integration with, evolving technologies and standards.

  . Scalability. We provide global information sharing, guaranteed delivery and transparent information routing across geographic regions. Our software is designed to be expandable not only across a customer's existing organization, but throughout its network of customers, suppliers and B2B partners. As a result, our architecture not only scales to match the number of transactions, but also scales across geographies.

  . Embedded Security. Security is a high priority for Internet and eBusiness needs and will become increasingly important in a global economy. Our implementation of security mechanisms allows integration to be safely extended to applications running at customer, supplier or partner sites and can be selected to fit current needs and then adjusted to fit future requirements.

  . Management and Monitoring Capabilities. Our ActiveWorks solution allows systems administrators to view business event transmissions, both in real time and historically. Our graphical management and monitoring capabilities provide a unified view of the interactions among the applications, which reduces the cost and time required for system-wide maintenance.

The Active Software Strategy

   Active Software's mission is to establish the ActiveWorks Integration System as the leading platform for eBusiness integration worldwide. Key elements of this strategy include:

 Facilitate Broad Acceptance and Deployment of Our eBusiness Integration
 Platform

   Our objective is to establish the ActiveWorks Integration System as the eBusiness integration platform of choice across multiple industries. To facilitate this broad acceptance, we have designed our platform to be open, extensible and broadly applicable to many different markets. For example, we have licensed the ActiveWorks Integration System to leading enterprises in the financial services, technology, telecommunications, government, utilities, retail, manufacturing and transportation industry sectors. We intend to continue leveraging our existing customers to serve as reference accounts in order to further penetrate these markets, as well as to expand into other markets. An important aspect of our strategy has been to develop partnerships with organizations that extend our market reach and supplement and complement our capabilities, particularly in providing expertise with respect to specific large markets. By working together to meet our customers' needs, we can become an integral part of their eBusiness strategy, which provides significant additional opportunities for us to grow with our customers going forward.

 Enhance Our Technological Leadership through Ongoing Investment and
 Innovation

   We expect to continually add to the depth and breadth of the ActiveWorks Integration System, always with the ultimate objective of making eBusiness integration faster and easier for our customers. We believe that ongoing innovation will be critical to realizing this objective and building technological barriers to entry. Our key technical personnel have been recognized as innovators in integration, middleware and networking technologies. We believe that the recognition by industry analysts and the media of our technical achievements is important in increasing market awareness and generating business referral opportunities.

 Provide a Complete eBusiness Integration Solution

   We recognize that solving the integration challenges facing our customers is critical to the continued success of their businesses. Our approach is designed to help them meet those challenges by offering a comprehensive eBusiness integration solution. We intend to continue to enhance and expand the capabilities of our products in order to continue to provide our customers with a comprehensive eBusiness integration platform. The ActiveWorks Integration System incorporates the Information Broker, intelligent Adapters and management facilities necessary to provide a robust platform for eBusiness integration. In addition, we have developed a methodology that enables our customers to develop a focused integration strategy and implementation plan. This methodology is accompanied by pre-built standard integration processes that can be readily customized and deployed. Finally, we understand that our customers' success is paramount and we partner with a variety of third parties whose capabilities both complement and augment our own in order to assist our customers in rapidly delivering successful business results.

 Leverage Our Partnerships with System Integrators and Service, Distribution and Marketing Partners

   We intend to expand and strengthen our partnerships with system integrators and service, distribution and marketing partners in order to provide services and sales leverage to our software product-based business model. We have established a series of partnerships and alliances with system integrators, such as American Management Systems, Inc., Cambridge Technology Partners, Inc. and Electronic Data Systems, and service, distribution and marketing partners, such as BroadVision, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Siebel Systems, Inc. and Sun Microsystems, Inc. These partnerships and alliances provide an extension of our direct sales force through our joint promotional and selling efforts and enable us to reach a broader range of customers than would be possible through our sales force alone. These relationships also enable us to focus on being the provider of eBusiness integration software, leveraging our unique capabilities and technologies while providing our customers with a comprehensive solution and enabling us to scale our business more quickly, effectively and inexpensively.

 Continue Our Commitment to Customer Satisfaction

   We understand that in order for us to be successful, our customers must be successful. We are committed to customer satisfaction throughout our organization, and we endeavor to provide our customers with the highest quality products and services, directly and through our partners. We also intend to continue leveraging our existing customers to serve as reference accounts for prospective customers. In order to accomplish this, we invest substantial time and effort in testing our products and working closely with our customers to quickly address any issues that arise. Our in-house professional services efforts are focused on providing both our customers and our partners with the technical assistance and capabilities required to ensure smooth implementation of our eBusiness integration solution. We carefully select partners who share our commitment to high quality work and outstanding customer service.

Products and Services

   We market the ActiveWorks Integration System and professional services that support our customers' and partners' use of our products. In addition, our Active Integration Methodology provides a framework for accelerating integration projects implemented by our customers and our system integrator partners.

 ActiveWorks Integration System

   The ActiveWorks Integration System consists of a number of products that work together to provide our customers with a comprehensive integration platform. These products include the ActiveWorks Visual Integrator for graphically designing integration projects; the Information Broker, which provides the underlying technology for integrating different sources of data in real time; Intelligent Adapters, which provide connectivity to applications and systems; Integration Agents, which provide a mechanism for extending integration projects with specialized code; and Graphical Management and Monitoring Tools, which make the integration platform easy to deploy, manage and maintain.

  . ActiveWorks Visual Integrator. The ActiveWorks Visual Integrator is a visual design tool that automates the design, development and deployment of reusable integration processes. Once the design for integration is complete, the ActiveWorks Visual Integrator automatically generates the underlying code and configuration information, enabling customers to focus on data and business process issues, not technical complexities. The ActiveWorks Visual Integrator implements the Active Integration Methodology and eliminates much of the custom programming involved in integrating complex systems.

  . ActiveWorks Information Broker. The Information Broker is the central component of the ActiveWorks Integration System. The Information Broker resides on a server and mediates requests to and from applications, providing essential queuing, filtering, routing and storage of information in a secure manner. The Information Broker ensures that events are delivered once, and only once. ActiveWorks' scalable architecture simplifies systems integration because all collaborating applications communicate through the Information Broker, rather than in a more complex point-to-point fashion.

  . Information Broker Options. Our customers may choose the following Information Broker options, which increase functionality and enhance the ability of ActiveWorks to support mission-critical eBusiness integration projects:

    . The Multi-Broker Option enables an unlimited number of Information Brokers to be configured to provide information sharing and automatic information delivery throughout the enterprise, including its network of customers, suppliers and partners. Multiple Information Brokers collaborate to provide a single integrated system that efficiently delivers information among applications.

    . The High Availability Option ensures uninterrupted availability without data loss through server outages.

    . The Secure Socket Layer, or SSL, Option enables customers to send encrypted data with digital signature authentication.

  . ActiveWorks Intelligent Adapters. Intelligent Adapters connect individual software applications to the ActiveWorks platform. Active Software and its partners have developed a large number of Intelligent Adapters that work with many enterprise applications and systems, including:

    . front-office and eCommerce applications, including those from Clarify, Inc., Siebel Systems, Inc. and InterWorld Corporation;

    . back office enterprise applications, including those from PeopleSoft, Inc. and SAP;

    . relational databases, including those from IBM (DB2), Informix Corporation, Microsoft Corporation (SQL Server), Oracle Corporation and Sybase, Inc.;

    .  mainframe and other data sources, such as IBM 3270, CICS and MQ
       Series; and

    . custom applications developed using ActiveX, C, C++, CORBA, Java and XML Languages.

   Our breadth of Intelligent Adapters enables easier and faster integration of additional applications to an eBusiness integration solution or project. The wide range of Intelligent Adapters available from Active Software and its partners give ActiveWorks a scope of integration not available from other integration solution providers. We believe that our ActiveWorks Intelligent Adapters are also more configurable and adaptable than approaches available from other vendors. ActiveWorks Intelligent Adapters enable new functionality in the integrated application to become immediately and automatically available to the rest of the system.

  . ActiveWorks Adapter Development Kit. The ActiveWorks Adapter Development Kit enables customers, partners and independent software vendors to create their own custom Adapters for the ActiveWorks platform, which further extend the capabilities of the ActiveWorks Integration System. Virtually any application can be integrated through the use of custom Adapters created with the Adapter Development Kit, thereby ensuring that customers can successfully integrate their current applications, as well as applications which may be developed or acquired in the future.

  . ActiveWorks Integration Agents. ActiveWorks Integration Agents provide additional integration logic and data transformation to meet demanding integration requirements. The Integration Logic Agent extends the processing capabilities of the integrated system by providing a framework for managing and executing custom code written in the Java language. The Business Rule Agent monitors events and specifies the processing of these events based on the application of business rules. The Data Transformation Agent performs complex transformations to enable incompatible data types to be exchanged across applications using complex data formats such as Electronic Data Interchange, or EDI, and Extensible Markup Language, or XML.

 The Active Integration Methodology

   Designed to rapidly deliver successful business results, the Active Integration Methodology involves project planning, integration analysis and design, best practices mentoring and quality assurance testing. The Active Integration Methodology consists of standard business integration processes and an integration framework, all of which help customers and partners complete integration projects more quickly.

  . Integration Processes are pre-built standard business integration solutions that synchronize information and coordinate business processes across multiple enterprise applications. Integration processes have been developed for common business requirements, including customer synchronization, customer support billing, account status, bill of materials and order/inventory status. All of these pre-built integration processes can be used as provided, or customized to fit the particular business requirements.

  . The Integration Framework consists of templates for creating custom integration processes as quickly as possible. With Active Software's expertise built-in, the Integration Framework enables customers to focus on developing the content of their business processes, rather than the underlying technology formats. The Integration Framework is typically used when there is no pre-built integration process available or when it is necessary to develop a customer-specific process for the integration project.

 Professional Services

   Our professional services include training, consulting, support and maintenance. Support and maintenance services are provided to our customers through agreements under which we provide technical support by telephone, fax, email and the Web during business hours and provide updates and upgrades to our software products. In addition, customers can elect optional services such as emergency coverage on a 24 hours per day, seven days per week basis and dedicated technical account managers. We also provide customer training at our Santa Clara, California facility and other locations, with coursework related to various aspects of our eBusiness integration solution.

   While we generally partner with system integrators to provide services such as project implementation and management to our customers, our professional services organization also directly supports our customers by providing services related to eBusiness integration mentoring, integration process design and custom Adapter development.

Strategic Partners

   System Integrators. We have a software product-based business model that leverages system integrator partners who jointly or separately provide a range of services to our customers, including first-line technical support and project implementation services. Accordingly, we have established a series of partnerships with system integrators worldwide. These partnerships allow us to maintain our focus as a product company while simultaneously obtaining sales, technical and service leverage through our partners to provide our customers with a comprehensive eBusiness integration solution. The following is a representative list of our system integrator partners:

   .Alodar Systems, Inc.                .Fort Point Partners
   .American Management Systems, Inc.   .Inventa Corporation
   .Cambridge Technology Partners, Inc. .Inffinix Software
   .Catapult Technology                 .KPMG
   .Deloitte Consulting                 .ObTech, Inc.
   .DMR Consulting Group                .Primix Solutions, Inc.
   .Electronic Data Systems Corporation .Siemens Business Services
   .Ernst & Young

   Solution and Complementary Partners. An important part of our strategy is to work with solution and complementary partners who have capabilities that can complement and augment our eBusiness integration solution and extend our market reach. Many of these partners package or incorporate our products with their products or solutions, enabling us to create combined offerings that address specific problems, reach specific markets and provide more complete and tailored offerings. The following is a representative list of our solution and complementary partners:

   . Aspect Telecommunications Corporation  .InterWorld Corporation
   .Art Techology Group, Inc.               .LongView Solutions
   .Baan Company, N.V.                      .PeopleSoft, Inc.
   .BroadVision, Inc.                       .Perot Systems Corporation
   .Calico Commerce, Inc.                   .Pivotal Software Inc.
   .Cisco Systems, Inc.                     .Portal Software
   .Clarify, Inc.                           .Siebel Systems, Inc.
   .Corio, Inc.                             .Sun Microsystems, Inc.
   .Hewlett-Packard Company                 .Technology House

Technology

   Our ActiveWorks Integration System is based on an innovative architecture that enables the integration of disparate enterprise applications, such as custom and packaged applications, databases and eCommerce applications. As a result, these applications can exchange information in real time, enabling a business to operate faster and more efficiently and to use intranets and the Internet to conduct electronic transactions internally and with customers, suppliers and B2B partners. This new way of implementing business processes across applications minimizes the need for expensive custom programming.

Customers

   As of December 31, 1999, Active Software has licensed its ActiveWorks Integration System to over 150 companies. Our typical customers are medium to large businesses, particularly Global 2000 companies, a term used to describe the world's largest 2000 companies in terms of revenues. In 1999, repeat customers accounted for approximately 48% of total revenues and Warburg Dillon Read accounted for 12% of our total revenues. In 1998, no customer accounted for more than 10% of our total revenues. In 1997, The Boeing Company accounted for 33% of our total revenues. We expect that a small number of customers will continue to account for a substantial portion of our revenues for the foreseeable future.

   The following is a representative list of our customers by industry:

Financial Services                Technology                   Manufacturing and Other
Automatic Data Processing, Inc.   Calico Technology, Inc.      The Boeing Company
American Management Systems,
 Inc.                             Comdisco, Inc.               Herman Miller, Inc.
Citibank                          Creo Products Inc.
Fidelity Investments              Hewlett-Packard Company      Telecommunications
Warburg Dillon Read               IntraWare, Inc.              Level 3 Communications, Inc.
                                  Intuit, Inc.                 MediaOne Group, Inc.
Government and Utilities          Juniper Networks, Inc.       RCN Corporation
AEP Energy Services               Motorola, Inc.               Teligent
CTX Corporation                   Order Trust                  Telecel
Idaho Power Company               Redback Networks
Lockheed Martin Missiles          Sun Microsystems             Other
 and Space Company                Technology House             Federal Express Corporation
State of California, San Diego
 County                           VeriFone, Inc.               Homepoint.com
U.S. Dept. of Defense                                          Starbucks Corporation
U.S. Dept. of Transportation                                   VitaminShoppe.com
                                                               W.W. Grainger

   The customers listed above accounted for 64% and 66% of total revenues in 1999 and 1998, respectively. All of the above customers have generated at least $70,000 in revenues to us since we introduced our software products in August 1996.

Sales and Marketing

   We promote and sell our products through our direct sales organization in North America and Europe, as well as through system integrators and value added resellers in countries where we have no direct sales operations. As of December 31, 1999, we had 66 people in our sales and marketing organization, of which 54 were in the United States and 12 were in Europe. We intend to increase the size of our direct sales force and to establish additional sales offices domestically and internationally. Currently, we believe we will need to expand our sales organization by more than 100% of its present size over the next year.

   Our system integrator partners and service, distribution and marketing partners have capabilities that complement and augment our eBusiness integration solution and extend our market reach. In particular, our system integrator partners often contribute industry-specific and application-specific expertise as well as large scale project management capabilities that enable us to address a broad range of markets. Many of our service, distribution and marketing partners package or incorporate our products with their products or solutions, enabling us to create combined offerings with these partners that address specific problems, focus on specific markets and provide more complete and tailored offerings. Our current relationships with our partners typically are structured as co-marketing arrangements in which the customer is referred by the partner to license the software directly from us. As a result there is no revenue sharing arrangement between the partner and us, and our current arrangements with these partners generally do not impose any limitations on our ability to sell our products. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. To date, revenues from these reseller arrangements have been insignificant.

   Our marketing efforts are focused on developing greater awareness among target customers for the ActiveWorks Integration System and the benefits it provides. We market our products and services through targeted events including tradeshows, conferences and seminars. We also regularly promote our products through a variety of public relations activities and industry analyst briefings, and our executives are frequent speakers at industry conferences and forums in many of the markets we serve. We have developed a wide range of collateral materials and sales and promotional tools that are used by our direct sales organization, as well as by our system integrators and value added reseller partners. These materials include brochures, data sheets, technical and business white papers, case studies, press releases and our web site.

Research and Development

   We believe that strong product development capabilities are essential to our strategy of continuing to enhance and expand the capabilities of our products in order to continue to provide our customers with a comprehensive eBusiness integration platform. We have invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In addition, we have recruited key engineers and software developers with experience in the application integration, networking and Internet software markets.

   Our research and development expenses were $6.8 million in 1999, $4.0 million in 1998 and $2.8 million in 1997. As of December 31, 1999, approximately 40 employees were engaged in research and development activities.

Competition

   The eBusiness integration market is extremely competitive and subject to rapid change. We believe that the competitive factors affecting the market for our products and services include product functionality and features; availability of global support; incumbency of vendors; ease of product implementation; quality of customer support services; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. We believe that we have a strong competitive position with respect to factors such as product features and functionality, quality of customer support services and the ease of implementation of our products. Because many of our competitors have longer operating histories and greater resources, we believe that we do not compete as favorably with respect to factors that involve the establishment of long- standing relationships, such as incumbency of vendors and reputation of vendor and products, or extensive resources, such as the availability of global support.

   We compete with various providers of application integration solutions, including CrossWorlds, New Era of Networks, Software Technologies Corporation and Vitria. With our B2B capabilities we also compete with new companies such as Extricity, OnDisplay and WebMethods. In addition, a number of other companies are offering products and services that address specific aspects of application integration, including IBM, BEA Systems, Inc. and TIBCO Software Inc. We also face competition for some aspects of our product and service offerings from major system integrators, both independently and in conjunction with in-house corporate information technology departments, which have traditionally been the prevalent resource for application integration. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. For more information regarding our competition, see "Factors That May Affect Future Results--Competition in the eBusiness integration market is intense, and if we are unable to compete effectively, the demand for, or the prices of, our products may be reduced."

Proprietary Rights

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

   The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, by us or our licensees from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources, or require us to enter into royalty or license agreements, which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grow and functionalities of products overlap. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us.

   In addition, we license technology that is incorporated into our products from third parties, including security software from SPYRUS, and any significant interruption in the supply or support of any licensed software could adversely affect our sales, unless and until we can replace the functionality provided by this licensed software. For more information regarding our dependence on third party technology, see "Factors That May Affect Future Results--Because our products incorporate technology licensed to us from third parties, the loss of our right to use this licensed technology could harm our business."

Employees

   As of December 31, 1999, we had a total of 163 employees, of which 40 were in research and development, 66 were in sales and marketing, 39 were in professional services and product support, and 18 were in finance and administration. Our future performance depends in significant part upon our ability to attract new personnel and the continued service of existing personnel in key areas including engineering, technical support and sales. Competition for these personnel is intense and there can be no assurance that we will be successful in attracting or retaining these personnel in the future. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Item 2. Properties.

   Active Software's principal administrative, sales, marketing, research and development and operations facilities is located in Santa Clara, California, where we occupy approximately 24,000 square feet under a lease that expires in November 2003 and does not provide for a right of extension or renewal.

   Active Software also leases space for sales and support offices in California, Colorado, Illinois, Michigan, Minnesota, New Jersey, New York, Pennsylvania, Texas and Virginia. In addition, we lease space for sales offices in France, Germany, Netherlands and United Kingdom.

Item 3. Legal Proceedings.

   We are not currently subject to any material legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

   Our common stock has been listed for quotation on the Nasdaq National Market under the symbol "ASWX" since our initial public offering on August 13, 1999. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the period indicated.

                                                                 High    Low
                                                                ------- ------
   Quarter ended September 30, 1999 (from August 13, 1999)..... $ 29.50 $12.50
   Quarter ended December 31, 1999............................. $105.00 $22.50

   The closing sale price of the common stock as reported on the Nasdaq National Market on March 15, 2000 was $128.50 per share. As of that date there were approximately 384 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

   The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

   We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

   On August 12, 1999, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-80549) was declared effective by the Securities and Exchange Commission, pursuant to which 4,025,000 shares of our common stock were offered and sold for our account at a price of $11.00 per share, generating aggregate gross proceeds of $44.3 million for the account of the Company. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers and Dain Rauscher Wessels. After deducting approximately $3.1 million in underwriting discounts and $1.2 million in other related expenses, the net proceeds of the offering were approximately $40 million. As of December 31, 1999, $37.2 million of the net proceeds were invested in cash and cash equivalents and short-term investments and approximately $2.8 million had been used for working capital. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 6. Selected Consolidated Financial Data.

   The following selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes thereto and the other information included on this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years in the three-year period ended December 31, 1999, and the consolidated balance sheet data as of December 31, 1999 and 1998, are derived from the consolidated financial statements which are included in this Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                                Sept. 19, 1995
                              Years Ended December 31,            (inception)
                          ------------------------------------   To Dec. 31,
                            1999      1998     1997     1996         1995
                          --------  --------  -------  -------  --------------
                              (in thousands, except per share amounts)
Consolidated Statements
 of Operations Data:
Revenues:
  License................ $ 20,491  $  5,900  $ 2,625  $   280     $   --
  Service................    6,952     1,699      568        5          25
                          --------  --------  -------  -------     -------
    Total revenues.......   27,443     7,599    3,193      285          25
Cost of revenues:
  License................    1,376       477       30        6         --
  Service................    6,409     2,290      623      165          10
                          --------  --------  -------  -------     -------
    Total cost of
     revenues............    7,785     2,767      653      171          10
                          --------  --------  -------  -------     -------
Gross profit.............   19,658     4,832    2,540      114          15
Operating expenses:
  Research and
   development...........    6,780     3,971    2,830    1,182          78
  Sales and marketing....   18,821     8,669    2,896      685          23
  General and
   administrative........    3,076     2,069    1,796    1,163          41
  Amortization of
   deferred stock
   compensation..........    1,170       336      --       --          --
                          --------  --------  -------  -------     -------
    Total operating
     expenses............   29,847    15,045    7,522    3,030         142
                          --------  --------  -------  -------     -------
Loss from operations.....  (10,189)  (10,213)  (4,982)  (2,916)       (127)
Other income (expense),
 net.....................      822       271      129      102          (6)
                          --------  --------  -------  -------     -------
Net loss................. $ (9,367) $ (9,942) $(4,853) $(2,814)    $  (133)
                          ========  ========  =======  =======     =======
Basic and diluted net
 loss per share.......... $  (0.79) $  (3.21) $ (2.50) $ (6.59)    $(10.23)
                          ========  ========  =======  =======     =======
Shares used in computing
 basic and diluted net
 loss per share..........   11,851     3,096    1,945      427          13
                          ========  ========  =======  =======     =======

                                              As of December 31,
                                    -----------------------------------------
                                     1999     1998     1997     1996    1995
                                    ------- --------  -------  -------  -----
                                                (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents.......... $17,299 $  7,461  $ 2,876  $ 1,393  $  95
Working capital (deficit)..........  37,049    7,493    2,755    1,002   (316)
Total assets.......................  51,822   12,294    5,195    1,901    316
Notes payable, less current
 portion...........................     --       108      216      300    --
Convertible redeemable preferred
 stock.............................     --    25,117   11,008    3,995    --
Total stockholders' equity
(deficiency).......................  41,227  (16,756)  (7,743)  (2,891)  (126)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   This section of this Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks are described in "Factors that May Affect Future Results" and elsewhere in this Report. See "Special Note Regarding Forward-Looking Statements."

   The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the other information contained in this Report.

Overview

   We are a provider of eBusiness integration software. Our ActiveWorks Integration System provides a platform for the seamless, real-time integration of packaged and custom enterprise software applications, both internally and among an enterprise's network of customers, suppliers and partners. We were incorporated in September 1995. From inception until August 1996, when we shipped our first product, our operations consisted primarily of start-up activities, including research and development, recruiting personnel and raising capital. Since shipping our first product, we have continued to focus on these activities, as well as building our sales and marketing presence, expanding and enhancing our product offerings, building relationships with third parties to leverage our distribution and services capabilities, and supporting and maintaining our product deployments within an expanding customer base. In addition, we established our professional services organization in the third quarter of 1998 to support our system integrator partners.

   We generate revenue principally from licenses of our ActiveWorks software products and, to a lesser extent, from services such as maintenance and support, as well as consulting and training. License revenues comprised 75% and 78% of our total revenues in 1999 and 1998 respectively, while service revenues comprised 25% and 22% of our total revenues in the same periods. We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an agreement has been signed, the fee is fixed or determinable and we have no significant obligations remaining. A customer purchasing the ActiveWorks Integration System will, at a minimum, purchase at least one Information Broker and one or more Adapters to connect the Information Broker to the customer's various enterprise software applications. In addition, the customer may purchase optional features such as the Multi-Broker option, High-Availability option, Secure Socket Layer option and integration agents. Revenues from maintenance and support are recognized ratably over the period of the contract, which is typically one year, while revenues from consulting and training services are recognized as the services are performed. Payments received in advance of services rendered are recorded as deferred revenues, and these balances were $4.0 million and $1.2 million at December 31, 1999 and December 31, 1998 respectively. Substantially all of our customers enter into maintenance and support contracts when they purchase their initial ActiveWorks software products.

   We promote and sell our ActiveWorks software products through our direct sales force and through indirect channels. We have derived, and expect to continue to derive, a significant portion of our sales in both channels from customers that have significant relationships with third-party system integrators. Our current relationships with these system integrators typically are structured as co-marketing arrangements in which the customer is referred by the system integrator to license the software directly from us. As a result there is no revenue sharing arrangement between the system integrator and us, and our current arrangements with these system integrators generally do not impose any limitations on our ability to sell our products. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. To date, revenues from these reseller arrangements have been insignificant. In the first quarter of 1999, we expanded our presence in international markets by opening sales offices in the United Kingdom and in the Netherlands, and by establishing relationships with system integrators and resellers in other international markets. Revenues derived from international sales represented 11% and 4% of total revenues in 1999 and 1998, respectively. We expect that international sales will account for an increasing portion of our revenues, although the percentage of our total revenues derived from international sales may vary.

   Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales and marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. Our full-time employees increased to 163 as of December 31, 1999 from 81 as of December 31, 1998. As a result of these investments, we have incurred net losses in each fiscal quarter since inception and, as of December 31, 1999, had an accumulated deficit of $27.1 million. We anticipate that our operating expenses will continue to increase for the foreseeable future, as we expand our product development and sales and marketing efforts. In addition, we expect to incur additional expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

   We believe that period-to-period comparisons of our historical operating results are not necessarily meaningful and should not be relied upon as being indicative of future performance, which must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we recently have experienced significant revenue growth, this trend may not continue. Furthermore, we may not achieve or maintain profitability in the future.

   In February 2000, we completed the acquisition of Alier, Inc., a provider of enterprise application integration software. In connection with this transaction, pursuant to which Alier became a wholly owned subsidiary of Active Software, all outstanding shares of capital stock of Alier were exchanged for 390,875 shares of our common stock valued at $32.7 million and cash of $2.0 million. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 158,277 shares of our common stock valued at $13.3 million. The merger will be accounted for as a purchase transaction. Of the 390,875 shares of our common stock issued in the transaction, a total of 38,685 shares are being held in escrow for the purpose of indemnifying us against certain liabilities of Alier. This escrow will expire on February 11, 2001.

   In February 2000, we agreed to acquire Premier Software Technologies, Inc., a provider of integration products and services for eCommerce. In connection with this transaction, we expect to issue 121,308 shares of our common stock and cash in the amount of $500,000 in exchange for all of the outstanding shares of capital stock of Premier.

   In February 2000, we agreed to acquire TransLink Software, Inc., a provider of high performance mainframe integration solutions for eBusiness. In connection with this transaction, we expect to make a cash payment in the aggregate amount of approximately $4.5 million (less certain amounts related to professional fees) and issue a number of shares of our common stock equal to approximately $67.0 million (less certain amounts related to professional fees) divided by $82.45104 (the average closing price of our common stock during the 30-day period prior to signing the agreement). In addition, the outstanding options to purchase TransLink capital stock will be converted into options to purchase shares of our common stock.

   Each of the Premier and TransLink transactions will be accounted for using purchase accounting and are subject to customary closing conditions. Amortization of goodwill and other intangible assets in connection with these transactions is expected to increase our net loss for the foreseeable future. In addition, we expect that our operating expenses will significantly increase for the foreseeable future as a result of these transactions.

Results of Operations for Fiscal Years Ended December 31, 1999, 1998 and 1997

  Revenues

   Total revenues were $27.4 million, $7.6 million and $3.2 million in 1999, 1998 and 1997, respectively. License revenues increased to $20.5 million in 1999 from $5.9 million in 1998 and from $2.6 million in 1997. The increase in license revenues was due to an increase of $10 million in 1999 and $1.5 million in 1998 in sales of additional ActiveWorks products and features to existing customers, and an increase of $4.6 million in 1999 and $1.8 million in 1998 in sales of our products to new customers. As a percentage of total revenues, license revenues were 75% and 78% for 1999 and 1998, respectively.

   Service revenues increased to $7.0 million in 1999 from $1.7 million in 1998 and from $568,000 in 1997. As a percentage of total revenues, service revenues were 25% and 22% for 1999 and 1998, respectively. The increase was attributable primarily to an increase in consulting fees of $3.4 million in 1999 and $655,000 in 1998, as a result of the establishment of our professional services organization in the third quarter of 1998, and an increase in maintenance and support fees of $1.8 million in 1999 and $475,000 in 1998 due to the growth of our customer base.

   We expect services revenue to increase as a percentage of total revenue due to the expected growth of our customer base.

Cost of Revenues

   Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation. Cost of license revenues increased to $1.4 million in 1999 from $477,000 in 1998 and from $30,000 in 1997. As a percentage of license revenues, cost of license revenues was 7% and 8% for 1999 and 1998, respectively. The growth in cost of license revenues on an absolute dollars basis was attributable primarily to a larger proportion of our products sold incorporating third party technology for which we pay royalties. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional products, although cost of license revenue may vary as a percentage of license revenue from period to period.

   Cost of service revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers. Cost of service revenues increased to $6.4 million in 1999 from $2.3 million in 1998 and from $623,000 in 1997. The growth in cost of service revenues was attributable primarily to an increase in personnel dedicated to support a larger number of customers. As a percentage of service revenues, cost of service revenues was 92% and 135% for 1999 and 1998, respectively. We anticipate that the cost of service revenue will increase in absolute dollars as we continue to expand our services offerings, although cost of service revenue may vary as a percentage of service revenue from period to period.

   Because the gross margin on license revenue is higher than the gross margin on service revenue, gross profit as a percentage of total revenue is affected by the mix of license and service revenue. We expect that this mix will fluctuate from quarter to quarter.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors. Research and development expenses increased to $6.8 million in 1999 from $4.0 million in 1998 and from $2.8 million in 1997. The increases during these periods were attributable primarily to the addition of personnel in our research and development organization associated with product development as well as the $350,000 expense associated with the issuance of a stock warrant to a strategic partner, Intel Corporation, in connection with the achievement of certain software performance improvements. As a percentage of total revenues, research and development expenses were 25% and 52% for 1999 and 1998, respectively. The decrease in research and development expenses as a percentage of revenues from 1999 and 1998 is due primarily to the fact that revenues have increased faster than research and development expenses in those periods. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but may vary as a percentage of total revenue from period to period.

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, public relations, industry tradeshows and promotional expenditures. Sales and marketing expenses increased to $18.8 million in 1999 from $8.7 million in 1998 and from $2.9 million in 1997. The increase was attributable to the expansion of our direct sales force and increased promotional activity. The increases during these periods were attributable primarily to the addition of 35 employees in sales and marketing in 1999 and 14 employees in sales and marketing in 1998 and to increased commissions related to increased revenues and, to a lesser extent, to costs associated with increased efforts to develop market awareness of our products and services. As a percentage of total revenues, sales and marketing expenses were 69% and 114% for 1999 and 1998, respectively. The decrease in sales and marketing expenses as a percentage of revenues from 1999 and 1998 is primarily due to the fact that revenues have increased faster than sales and marketing expenses in those periods. We expect to continue increasing our marketing and promotional efforts and to hire additional sales personnel. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but may vary as a percentage of total revenue from period to period.

   General and Administrative. General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses increased to $3.1 million in 1999 from $2.1 million in 1998 and from $1.8 million in 1997. The increases during these periods were due primarily to the addition of financial and management personnel, as well as costs associated with operating as a public company. As a percentage of total revenues, general and administrative expenses were 11% and 27% of total revenues for 1999 and 1998, respectively. We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation.

   Amortization of Deferred Stock Compensation. Options granted in the first quarter of 1999 and in 1998 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the exercise price as determined by the board of directors on the date of grant. The total deferred stock compensation associated with these options as of December 31, 1999 and December 31, 1998 amounted to $3.5 million and $2.9 million, respectively, net of amortization. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 50 months. Of the total deferred stock compensation, approximately $1.2 million and $336,000 was amortized in 1999 and 1998, respectively. We expect amortization of approximately $1,208,000 in 2000, $1,208,000 in 2001, $993,000 in 2002 and
$122,000 in 2003 related to these options.

Other Income (Net)

   Other income consists primarily of interest income from cash and cash equivalents and short-term investments offset by interest expense related to obligations under capital leases. In 1999, 1998 and 1997, other income was $822,000, $271,000 and $129,000, respectively. The increase in 1999 was attributable primarily to higher cash balances resulting from the initial public offering of our common stock in August 1999. The increases during 1998 and 1997 were due primarily to a higher average cash and short-term investment balances as a result of convertible redeemable preferred stock financing in 1998 and 1997.

Liquidity and Capital Resources

   Prior to our initial public offering in August 1999, we financed our operations primarily through private sales of convertible redeemable preferred stock, which totaled $25.1 million in net proceeds through December 31, 1999. In August 1999, we completed the initial public offering of our common stock, which resulted in net proceeds of approximately $40 million. As of December 31, 1999, we had $37.2 million of cash and cash equivalents and short-term investments.

   Net cash used in operating activities was $6.8 million, $9.0 million and $4.8 million in 1999, 1998 and 1997, respectively. For 1999, cash used by operating activities was attributable primarily to a net loss of $9.4 million, an increase in account receivable of $6.1 million, an increase in prepaid and other current assets of $458,000, offset in part by amortization of deferred stock compensation of $1.2 million, an increase in accounts payable and other accrued liabilities of $2.0 million, an increase in accrued compensation and benefits of $1.9 million and an increase in deferred revenue of $2.9 million. For 1998, cash used by operating activities was attributable primarily to a net loss of $9.9 million and an increase in accounts receivable of $1.8 million, offset in part by an increase in deferred revenues of $432,000 and increases in other accrued liabilities and accounts payable. For 1997, cash used by operating activities was attributable primarily to a net loss of $4.9 million and an increase in accounts receivable of $1.5 million, offset in part by an increase in deferred revenues of $606,000 and an increase in accrued compensation and related benefits of $582,000. Our sales cycle is lengthy and unpredictable, and could cause our quarterly revenues and operating results to fluctuate. Any change in our sales cycle could adversely affect the amount of cash provided by our operating activities.

   Net cash used in investing activities was $23.9 million, $711,000 and $642,000 in 1999, 1998 and 1997, respectively. For 1999, cash used in investing activities was attributable primarily to the increase in our investment portfolio as a result of our initial public offering. For 1998 and 1997, cash used in investing activities was attributable primarily to purchases of property and equipment.

   Net cash provided by financing activities was $40.5 million, $14.3 million and $6.9 million in 1999, 1998 and 1997 respectively. In August 1999, we completed the initial public offering of 4,025,000 shares of our common stock at a public offering price of $11.00 per share, which resulted in net proceeds to us of approximately $40 million. All of the outstanding shares of convertible preferred stock were automatically converted into shares of common stock in August 1999 upon the closing of the initial public offering. For 1998 and 1997, cash provided by financing activities was attributable primarily to proceeds from the issuance of convertible redeemable preferred stock.

   As of December 31, 1999, our principal commitments consisted of obligations outstanding under operating leases. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

   We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional capital by selling additional equity or debt securities or by obtaining a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial position, results of operations or cash flows.

Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for us beginning in 2001. Although the Company has not fully assessed the implications of SFAS No. 133, management does not believe the adoption of this statement will have a significant impact on the Company's consolidated financial position, results of operations of cash flows.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

   In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

We only began selling our products in August 1996 and, as a result, you may have difficulty evaluating our business and operating results.

   We have a limited operating history and cannot be certain that our business strategy will be successful. We were incorporated in September 1995 and commercially released our first software product in August 1996. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as the electronic business integration software market, including:

  . our substantial dependence on our ActiveWorks software products, from which we derive substantially all of our revenues and which have limited market acceptance to date;

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

We have a history of losses, we expect future losses, and we may not achieve or maintain profitability.

   Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of $9.4 million in 1999 and $9.9 million in 1998, and, as of December 31, 1999, we had an accumulated deficit of approximately $27.1 million.

   Since the beginning of fiscal 1999, we have invested significantly in building our sales and marketing organization and in our technology research and development. We expect to continue to spend substantial financial and other resources on expanding our direct sales and marketing activities and developing and introducing enhancements to our existing products and new software products. As a result, we need to generate significant revenue to achieve and maintain profitability. We expect that our sales and marketing expenses and our research and development expenses will continue to increase in absolute dollars and may increase as percentages of revenue for the foreseeable future.

Our operating results are subject to fluctuations and seasonality and, if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

   Our operating results are difficult to predict, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of future performance. Our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. The factors that may cause fluctuations of our operating results include the following:

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

  . changes in our mix of revenues generated from product sales and services;

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

Because our revenues are dependent on sales of our ActiveWorks software products, our business could be materially harmed by factors that adversely affect the pricing and demand for these products.

   We currently derive substantially all of our revenues from the sale of our ActiveWorks Integration System software products and related services. We expect revenues from this product family to continue to account for substantially all of our future revenues. As a result, factors adversely affecting the pricing of or demand for our ActiveWorks software products, such as competition and technological change, could materially harm our business.

Because a small number of customers account for a substantial portion of our revenues, our revenues could suffer if we lose a major customer.

   We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, our revenues could suffer. In 1999, Warburg Dillon Reed accounted for 12% of our total revenues. In 1998, no customer accounted for more than 10% of our total revenues. In 1997, The Boeing Company accounted for 33% of our total revenues. We expect that a small number of customers will continue to account for a substantial portion of our revenues in any given quarter for the foreseeable future.

We may be unable to successfully integrate Alier, Premier or TransLink into our business or achieve the expected benefits of these acquisitions.

   Our acquisition of Alier, which was completed in February 2000, and our prospective acquisitions of Premier and TransLink will require integrating the products, business and operations of these companies with our company. We may not be able to successfully assimilate the personnel, operations and customers of these companies into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisitions, including product integration, marketing, product development, distribution and other operational synergies. The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Finally, we cannot be certain that we will be able to retain these companies' key employees.

Any future acquisitions of companies or technologies may result in disruptions to our business or the distraction of our management.

   We may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we do identify suitable candidates, we may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we do acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future acquisitions we will likely face the same risks as discussed above with respect to the integration of the businesses of Alier, Premier and TransLink. Further, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

We need to expand our sales and distribution channels, and, if we fail to do so, our growth could be limited.

   We will need to significantly expand our direct and indirect sales operations in order to increase market awareness of our ActiveWorks software products and to generate increased revenue. We have recently expanded our direct sales force and plan to recruit additional sales personnel. As of December 31, 1999, we employed approximately 66 individuals in our sales and marketing organization. Currently, we believe we will need to expand our sales organization by more than 50% of its present size over the next year. New sales personnel will require training and take time to achieve full productivity. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. In addition, we believe that our future success is dependent upon expansion of our indirect distribution channel, which consists of our relationships with a variety of distribution partners such as system integrators, independent software vendors and value added resellers. To date, we have relationships with only a limited number of these partners. We cannot be certain that we will be able to establish relationships with additional distribution partners on a timely basis, or at all, or that these distribution partners will devote adequate resources to promoting or selling our products. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts.

We rely on system integrators and other strategic relationships to implement and promote our software products and, if these relationships fail, our business could be harmed.

   We have entered into relationships with third-party system integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, a significant portion of our revenues from customers that purchase products or services from our partners. In most cases, the partner refers the customer to us, and we enter into a software license agreement directly with the customer. Our future growth will be limited if we fail to work effectively with our partners or fail to grow our base of these types of partners.

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

The ActiveWorks Integration System must integrate with applications made by third parties, and, if we lose access to the programming interfaces for these applications, or if we are unable to modify our products or develop new products in response to changes in these applications, our business could suffer.

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

We rely in part on third parties to develop Adapters necessary for the integration of applications using our ActiveWorks Integration System, and we cannot be certain that these companies will continue to develop these Adapters or that these Adapters will be free of defects.

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

The eBusiness integration market is in an early stage of development, and eBusiness integration software products, including our ActiveWorks software products, may not achieve market acceptance.

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

   Our products are complex and generally involve capital expenditures by our customers in excess of $200,000. We do not have a long history of selling our products and will have to devote substantial resources to educate prospective customers about the benefits of our ActiveWorks software products. Our efforts to educate potential customers may not result in our products achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally-developed or custom systems and would incur significant costs in switching to third-party products such as ours. Furthermore, even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business could suffer.

Because market participants in some markets have adopted industry-specific technologies, we may need to expend significant resources in order to address specific markets.

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

Competition in the eBusiness integration software market is intense, and, if we are unable to compete effectively, the demand for, or the prices of, our products may be reduced.

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

Our recent growth has placed a significant strain on our management, systems and resources, and we may experience difficulties managing our expected growth.

   We have been experiencing a period of rapid growth over recent years. Our total revenues have grown to approximately $27.4 during 1999 from $7.6 million during 1998. The number of our employees has grown to approximately 163 at the end of 1999 from 81 as of December 31, 1998. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we will be required to:

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

We rely on the services of our founders and other key personnel, whose knowledge of our business and technical expertise would be extremely difficult to replace.

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

Rapid technological change in the eBusiness integration software market could cause our products to become obsolete or require us to redesign our products.

   The eBusiness integration software market is characterized by rapid technological change, frequent new product introductions, changes in the enterprise software applications used by our customers and emerging industry standards, particularly those related to eCommerce. We also expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our software products to remain competitive. Our products could become obsolete and unmarketable if we are unable to adapt to new technologies or standards.

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

Because our products incorporate technology licensed to us from third parties, the loss of our right to use this licensed technology could harm our business.

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

Our sales cycle is lengthy and unpredictable and may cause our operating results to fluctuate, which could result in volatility in the price of our stock.

   The typical sales cycle of our ActiveWorks Integration System is lengthy and unpredictable and involves significant capital investment decisions by prospective customers, as well as our education of potential customers regarding the benefits of our ActiveWorks software products. Any delay in sales of our products could cause our operating results to vary significantly from quarter to quarter, which could result in volatility in our stock price. Many of our prospective customers have neither set aside money to purchase eBusiness integration software nor dedicated specific personnel for the procurement and implementation of these software products. As a result, before purchasing our products, our customers spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals. Currently, the time to receive an initial order from a customer from the time we first contact the customer may range from four to six months, with enterprise-wide deployment occurring over a longer period of time. This cycle may lengthen in the future. The emerging and evolving nature of the eBusiness integration software market may cause prospective customers to postpone their purchase decisions.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new international markets or generate significant revenues from those markets in which we currently operate.

   To date, we have generated 11% of our revenues from sales of our products in international markets and have little experience with international operations and localization of our products for foreign markets. We intend to continue to expand our international operations and enter new international markets, which will require significant management attention and financial resources. Our international operations are subject to a number of risks and uncertainties, including:

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

  .  potentially adverse tax consequences; and

  .  political and economic instability.

   Any of these factors could impair our ability to expand our international operations into these markets or to generate significant revenues from those markets in which we operate.

Our software products are complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our products.

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

Because our products could interfere with the operations of our customers' other software applications, we may be subject to potential product liability and warranty claims by these customers, which may be costly and may not be adequately covered by insurance.

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

Our intellectual property could be used by others without our consent because protection of our intellectual property is limited.


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

Our products may infringe the intellectual property rights of others, and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.

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

Our stock price may be volatile, which could cause investors to lose all or part of their investments in our stock.


   We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  .  announcements of technological or competitive developments;

  .  acquisitions or strategic alliances by us or our competitors;

  .  the gain or loss of a significant customer or order; and

  . changes in estimates of our financial performance or changes in recommendations by securities analysts.

Our officers, directors and affiliated entities own a large percentage of our voting stock and could significantly influence the outcome of actions requiring stockholder approval.

   Our executive officers and directors and their respective affiliates, currently own a significant portion of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   Active Software Corporation is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchange rates.

   Interest Rate Risk. Active Software maintains its funds in money market and Certificate of Deposit accounts at banks. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 1999, the fair value of the portfolio would not decline by a material amount. Active Software does not use derivative financial instruments to mitigate risks. However, it does have an investment policy that would allow it to invest in short-term investments such as money market instruments and corporate debt securities. The Company's policy does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than twelve months with a maximum average maturity to its whole portfolio of such investments at six months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

   Foreign Currency Exchange Rate Risk. Active Software's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its UK and Netherland subsidiaries. The Company closed these subsidiaries in 1999 and only has some insignificant cash balances remaining in these countries. Although the Company transacts business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on the pound, guilders or other currencies. The Company would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, or guilders against the U.S. dollar. Consequently, Active Software does not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the Company's financial position, results of operations or cash flows.

   Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of Active Software's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for Active Software's products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S. foreign and global economics, which could materially adversely affect the Company.

Item 8. Financial Statements and Supplementary Data.

   See Part IV, Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

   Our Proxy Statement for our 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements and Independant Auditor's Report, which are set forth in the Index to Consolidated Financial Statements.

                                                                         Pages
                                                                         -----
Independent Auditors' Report............................................   35
Consolidated Balance Sheets as of December 31, 1999 and 1998............   36
Consolidated Statements of Operations for the years ended December 31,
 1999, 1998 and 1997....................................................   37
Consolidated Statements of Stockholders' Equity (Deficiency)
 and Comprehensive loss for the years ended December 31, 1999, 1998 and
 1997...................................................................   38
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997....................................................   39
Notes to Consolidated Financial Statements..............................   40

     (2) Financial Statement Schedules. The following financial statement schedule of the Company for the years ended December 31, 1999, 1998 and 1997 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

    Schedule Title                                                         Pages
    -------- -----                                                         -----
             Independent Auditors' Report on Schedule ...................    51
   II        Valuation and Qualifying Accounts...........................    52

   Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (3) Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
  2.1(1) Form of Agreement and Plan of Merger between the Registrant and Active
          Software, Inc., a California Corporation.

  3.3(1) Amended and Restated Certificate of Incorporation of the Registrant.

  3.4(1) Bylaws of the Registrant.

  4.1(1) Form of the Registrant's Common Stock Certificate.

 10.1(1) Form of Indemnification Agreement.

 10.2(1) 1996 Stock Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

 10.3(1) 1996A Stock Plan, as amended, and form of stock option agreement and restricted stock purchase agreement.

 10.4(1) 1999 Stock Plan and form of stock option agreement and restricted stock purchase agreement.

 10.5(1) 1999 Employee Stock Purchase Plan and form of subscription agreement.

 Exhibit
 Number                                Description
 -------                               -----------
 10.6(1)   1999 Directors' Stock Option Plan and form of stock option agreement.

 10.7(1)   Amended and Restated Rights Agreement dated March 27, 1998, as amended.

 10.8(1)   Warrant to purchase shares of the Registrant's common stock issued by the Registrant to Intel Corporation, dated October 29, 1998.

 10.9(1)   Warrant to purchase shares of the Registrant's common stock issued by the Registrant to Venture Lending & Leasing, Inc., dated
            September 27, 1996.

 10.10(1)  Loan Agreement, dated as of September 27, 1996, between the
            Registrant and Venture Lending & Leasing, Inc., with exhibits attached thereto including execution copies of the Security
            Agreement, dated as of September 27, 1996, and the Promissory
            Note, dated December 20, 1996.

 10.11(1)+ SecureWeb Toolkit(TM) Developer & Joint Development Agreement,
            effective as of July 23, 1996, between the Registrant and Terisa
            Systems, Inc.

 10.12(1)  SecureWeb Toolkit(TM) Distribution Agreement, effective as of July
            23, 1996, between the Registrant and Terisa Systems, Inc.

 10.13(1)  Sublease Agreement by and between The Vantive Corporation and the
            Registrant, dated March 1, 1999.

 10.14(1)  1999 Executive Incentive Plan.

 10.15(1)  Loan and Security Agreement between the Registrant and Silicon
            Valley Bank.

 10.16(2)  Alier, Inc. 1996 Stock Option Plan.

 10.17(3)  Alier, Inc. 1997 Stock Option Plan.

 10.18(4)  Agreement and Plan of Reorganization dated as of January 19, 2000, by and among Active Software, Inc., Igator Acquisitions Corp.,
            Alier, Inc., and Alex Osborne and Scott Persinger, Shareholders of
            Alier, Inc.

 10.19(5)  Registration Rights Agreement dated as of February 11, 2000, by and among Active Software, Inc. and Alex Osborne, Scott Persinger,
            David Lemberger and Carron Schmick.

 21        Subsidiaries of the Registrant.

 23        Independent Auditors' Consent.

 24        Power of Attorney (see page 33).

 27        Financial Data Schedule.

--------
(1) Incorporated herein by reference to the exhibit filed with our Registration Statement on Form S-1 (Commission File No. 333-80549).

(2) Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on February 17, 2000 (Commission File No. 333-30654).

(3) Incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed on February 17, 2000 (Commission File No. 333-30654).

(4) Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 25, 2000.

(5) Incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on February 25, 2000.

+ Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in these exhibits.

   (b) Reports on Form 8-K

   On February 25, 2000, we filed a Current Report on Form 8-K with respect to our acquisition of Alier, Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                      ACTIVE SOFTWARE, INC.

                                                   /s/ R. James Green
                                          By: _________________________________
                                                       R. James Green
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. James Green and Jon A. Bode, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ R. James Green            President, Chief Executive    March 30, 2000
____________________________________  Officer and Director
           R. James Green             (Principal Executive
                                      Officer)

        /s/ Jon A. Bode              Vice President of Finance     March 30, 2000
____________________________________  and Administration and
            Jon A. Bode               Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

       /s/ Rafael Bracho             Chief Technology Officer and  March 30, 2000
____________________________________  Director
           Rafael Bracho


      /s/ Kevin R. Compton           Director                      March 30, 2000
____________________________________
          Kevin R. Compton


       /s/ James P. Gauer            Director                      March 30, 2000
____________________________________
           James P. Gauer


     /s/ Michael J. Odrich           Director                      March 30, 2000
____________________________________
         Michael J. Odrich


    /s/ Conway Rulon-Miller          Director                      March 30, 2000
____________________________________
        Conway Rulon-Miller


      /s/ Roger S. Siboni            Director                      March 30, 2000
____________________________________
          Roger S. Siboni

                             ACTIVE SOFTWARE, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Audited Consolidated Financial Statements:

Independent Auditors' Report..............................................   35

Consolidated Balance Sheets as of December 31, 1999 and 1998..............   36

Consolidated Statements of Operations for the years ended December 31,
 1999, 1998 and 1997......................................................   37

Consolidated Statements of Stockholders' Equity (Deficiency) and
 Comprehensive Loss for the years ended December 31, 1999, 1998 and 1997..   38

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997......................................................   39

Notes to Consolidated Financial Statements................................   40

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Active Software, Inc.:

   We have audited the accompanying consolidated balance sheets of Active Software, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Active Software, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

San Jose, California
January 21, 2000
(February 27, 2000 as to Note 12)

                             ACTIVE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................  $ 17,299  $  7,461
  Short-term investments...................................    19,906       --
  Accounts receivable (net of allowances of $493 and
   $200)...................................................     9,486     3,362
  Prepaid expenses and other current assets................       953       495
                                                             --------  --------
    Total current assets...................................    47,644    11,318
Property and equipment, net................................     1,951       796
Convertible subordinated promissory note receivable........     2,000       --
Other assets...............................................       227       180
                                                             --------  --------
    Total assets...........................................  $ 51,822  $ 12,294
                                                             ========  ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
     -------------------------------------------------

Current liabilities:
  Accounts payable.........................................  $  1,424  $    739
  Accrued compensation and related benefits................     3,039     1,115
  Deferred revenues........................................     4,006     1,154
  Accrued royalties........................................       400       375
  Other accrued liabilities................................     1,617       335
  Current portion of notes payable.........................       109       107
                                                             --------  --------
    Total current liabilities..............................    10,595     3,825
                                                             --------  --------
Notes payable, less current portion........................       --        108
                                                             --------  --------

Commitments (Notes 8 and 11)

Convertible redeemable preferred stock:
Series A convertible redeemable preferred stock; $0.001 par
 value; designated and outstanding--1999, none; 1998,
 6,022,500 shares..........................................       --      3,995
Series B convertible redeemable preferred stock; $0.001 par
 value; designated and outstanding--1999, none; 1998,
 3,915,000 shares..........................................       --      7,013
Series C convertible redeemable preferred stock; $0.001 par
 value; designated--3,467,832 shares: outstanding--; 1999,
 none; 1998, 3,467,832 shares..............................       --     14,109
Stockholders' equity (deficiency):
  Preferred stock, $0.001 par value: authorized 5,000,000
   shares; none outstanding................................       --        --
  Common stock, $0.001 par value; authorized--1999,
   100,000,000 shares; 1998, 30,000,000 shares;
   outstanding--1999, 24,069,853 shares; 1998, 5,874,725
   shares..................................................    71,900     3,934
Deferred stock compensation................................    (3,530)   (2,939)
Notes receivable from stockholders.........................        (2)       (9)
Accumulated other comprehensive loss.......................       (32)      --
Accumulated deficit........................................   (27,109)  (17,742)
                                                             --------  --------
    Total stockholders' equity (deficiency)................    41,227   (16,756)
                                                             --------  --------
    Total liabilities and stockholders' equity
     (deficiency)..........................................  $ 51,822  $ 12,294
                                                             ========  ========

                See notes to consolidated financial statements.

                             ACTIVE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  --------  --------  -------
Revenues:
  License........................................ $ 20,491  $  5,900  $ 2,625
  Service........................................    6,952     1,699      568
                                                  --------  --------  -------
    Total revenues...............................   27,443     7,599    3,193
                                                  --------  --------  -------
Costs of revenues:
  License........................................    1,376       477       30
  Service........................................    6,409     2,290      623
                                                  --------  --------  -------
    Total cost of revenues.......................    7,785     2,767      653
                                                  --------  --------  -------
Gross profit.....................................   19,658     4,832    2,540
Operating expenses:
  Research and development.......................    6,780     3,971    2,830
  Sales and marketing............................   18,821     8,669    2,896
  General and administrative.....................    3,076     2,069    1,796
  Amortization of deferred stock compensation....    1,170       336      --
                                                  --------  --------  -------
    Total operating expenses.....................   29,847    15,045    7,522
                                                  --------  --------  -------
Loss from operations.............................  (10,189)  (10,213)  (4,982)
Other income (expense):
  Interest income................................      960       313      179
  Interest and other expense, net................     (138)      (42)     (50)
                                                  --------  --------  -------
    Total other income, net......................      822       271      129
                                                  --------  --------  -------
Net loss......................................... $ (9,367) $ (9,942) $(4,853)
                                                  ========  ========  =======
Basic and diluted net loss per share............. $  (0.79) $  (3.21) $ (2.50)
                                                  ========  ========  =======
Shares used in calculating basic and diluted net
 loss per share..................................   11,851     3,096    1,945
                                                  ========  ========  =======



                See notes to consolidated financial statements.

                             ACTIVE SOFTWARE, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) AND COMPREHENSIVE
                                      LOSS
                                 (In thousands)

                                                           Notes      Accumulated
                           Common Stock      Deferred    Receivable      Other
                          ---------------     Stock         from     Comprehensive Accumulated          Comprehensive
                          Shares  Amount   Compensation Stockholders    Income       Deficit    Total       Loss
                          ------  -------  ------------ ------------ ------------- ----------- -------  -------------
Balances, January 1,
 1997...................   4,139  $   105        --         $(49)        $ --       $ (2,947)  $(2,891)
Net loss................     --       --         --           --           --         (4,853)   (4,853)    $(4,853)
                                                                                                           =======
Issuance of common
 stock..................       7        1        --           --           --            --          1
                          ------  -------    -------        ----         ----       --------   -------
Balances, December 31,
 1997...................   4,146      106        --          (49)          --         (7,800)   (7,743)
Net loss................     --       --         --           --           --         (9,942)   (9,942)     (9,942)
                                                                                                           =======
Issuance of common
 stock..................   2,397      297        --           --           --            --        297
Repurchase of common
 stock..................    (669)     (45)       --           29           --            --        (16)
Repayments of note
 receivable.............     --       --         --           11           --            --         11
Issuance of warrants....     --       301        --           --           --            --        301
Deferred stock
 compensation...........     --     3,275     (3,275)         --           --            --        --
Amortization of deferred
 stock compensation.....     --       --         336          --           --            --        336
                          ------  -------    -------        ----         ----       --------   -------
Balances, December 31,
 1998...................   5,874    3,934     (2,939)         (9)          --        (17,742)  (16,756)
Net loss................     --       --         --           --           --         (9,367)   (9,367)     (9,367)
Other comprehensive
 loss, net of tax--
 Change in net
 unrealized loss from
 short-term
 investments............     --       --         --           --          (32)           --        (32)        (32)
                                                                                                           -------
Total comprehensive
 loss...................                                                                                   $(9,399)
                                                                                                           =======
Issuance of common stock
 in connection with the
 Company's initial
 public offering, net of
 issuance costs of
 $3,881.................   4,025   39,990        --           --           --            --     39,990
Issuance of common
 stock..................     678      651        --           --           --            --        651
Issuance of common stock
 upon exercise of
 warrants...............     178      455        --           --           --            --        455
Repurchase of common
 stock..................     (90)      (8)       --           --           --            --         (8)
Conversion of preferred
 stock..................  13,405   25,117        --           --           --            --     25,117
Deferred stock
 compensation...........     --     1,761     (1,761)         --           --            --        --
Amortization of deferred
 stock compensation.....     --       --       1,170          --           --            --      1,170
Repayments of note
 receivable.............     --       --         --            7           --            --          7
                          ------  -------    -------        ----         ----       --------   -------
Balances, December 31,
 1999...................  24,070  $71,900    $(3,530)       $ (2)        $(32)      $(27,109)  $41,227
                          ======  =======    =======        ====         ====       ========   =======


                See notes to consolidated financial statements.

                             ACTIVE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Years Ended December
                                                              31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
Cash flows from operating activities:
  Net loss......................................... $(9,367) $(9,942) $(4,853)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Loss on disposal of property and equipment.....       3      --       --
    Depreciation and amortization..................     713      461      318
    Amortization of deferred stock compensation....   1,170      336      --
    Issuance of warrants for services..............     455      301      --
Changes in assets and liabilities:
  Accounts receivable..............................  (6,124)  (1,827)  (1,475)
  Prepaid expenses and other current assets........    (458)    (437)     (12)
  Accounts payable.................................     685      433       75
  Accrued compensation and related benefits........   1,924      533      582
  Accrued royalties................................      25      375      --
  Other accrued liabilities........................   1,282      322      (58)
  Deferred revenues................................   2,852      432      606
                                                    -------  -------  -------
      Net cash used in operating activities........  (6,840)  (9,013)  (4,817)
                                                    -------  -------  -------
Cash flows from investing activities:
  Property and equipment additions.................  (1,910)    (606)    (588)
  Proceeds from sale of fixed assets...............      39      --       --
  Purchase of short-term investments............... (19,938)     --       --
  Issuance of convertible subordinated promisory
   note receivable.................................  (2,000)     --       --
  Other assets.....................................     (47)    (105)     (54)
                                                    -------  -------  -------
      Net cash used in investing activities........ (23,856)    (711)    (642)
                                                    -------  -------  -------
Cash flows from financing activities:
  Sale of common stock.............................  40,641      297        1
  Repurchase of common stock.......................      (8)     (16)     --
  Sale of convertible redeemable preferred stock...     --    14,109    7,013
  Repayment of notes receivable from stockholders..       7       11      --
  Repayment of notes payable.......................    (106)     (92)     (72)
                                                    -------  -------  -------
      Net cash provided by financing activities....  40,534   14,309    6,942
                                                    -------  -------  -------
Net increase in cash and cash equivalents..........   9,838    4,585    1,483
Cash and cash equivalents--beginning of year.......   7,461    2,876    1,393
                                                    -------  -------  -------
Cash and cash equivalents--end of year............. $17,299  $ 7,461  $ 2,876
                                                    =======  =======  =======
Supplemental disclosure of cash flow information--
 Cash paid during the period for interest.......... $    67  $    42  $    50
                                                    =======  =======  =======
Noncash financing activities:
  Repurchase of common stock by cancellation of
   note Receivable................................. $   --   $    29  $   --
                                                    =======  =======  =======
  Deferred stock compensation...................... $ 1,761  $ 3,275  $   --
                                                    =======  =======  =======
Redeemable preferred stock converted into common
 stock ............................................ $25,117  $   --   $   --
                                                    =======  =======  =======

                See notes to consolidated financial statements.

                             ACTIVE SOFTWARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1999, 1998 and 1997

1. Business and Significant Accounting Policies

   Business--Active Software, Inc. (the Company), reincorporated in Delaware in June 1999, develops and markets software products for businesses that allow users to integrate incompatible software applications across their extended enterprises of customers, suppliers and partners.

   Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

   Cash Equivalents--The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

   Short-term investments represent highly liquid debt instruments purchased with a maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses are recorded as accumulated other comprehensive loss within stockholders' equity. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

   Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three years. Leasehold improvements are amortized over the shorter of the lease term or their useful life.

   Long-Lived Assets--The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

   Software Development Costs--Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased, or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

   Notes Receivable from Stockholders--The notes receivable from stockholders were issued in exchange for common stock, bear interest at 5.73% per annum, and are due on January 15, 2000.

   Revenue Recognition--Active Software's revenue recognition policy is consistent with Statement of Position (SOP) 97-2, as amended. License revenues are comprised of fees for the Company's software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue

                             ACTIVE SOFTWARE, INC.

on arrangements with customers who are not ultimate users (primarily resellers) is not recognized until the product is delivered to the end user.

   Service revenues are comprised of revenue from support arrangements, consulting fees and training. Support arrangements do not provide for specified upgrade rights and provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Revenue from support arrangements is recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. If support or consulting services are included in an arrangement that includes a license agreement, amounts related to support or consulting are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support and professional services is based on the price when such elements are sold separately, or, when not sold separately, the price established by management having the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element's fair value. Consulting and training revenue is recognized when provided to the customer. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

   Income Taxes--Income taxes are provided for using an asset and liability approach which requires recognition of deferred tax liabilities and assets, net of valuation allowances, for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards.

   Research and development expenses are charged to operations as incurred. Such expenses include product development costs and costs related to the Company's internally developed software systems. To date, these costs which meet the capitalization criteria of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use have not been significant.

   Foreign Currency Transactions--The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses have not been significant to date.

   Stock Compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB No. 25), Accounting for Stock Issued to Employees.

   Net Loss per Common Share--Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

   Concentration of Credit Risk--Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company primarily sells its products to companies in North America. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses.

   Financial Instruments--The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, notes receivable and long-term debt. For cash and accounts receivable, the carrying amount is a reasonable estimate of the fair value. The carrying amount for cash equivalents and short-term investments approximates fair value because of the short maturity of those investments. The fair value of long-term debt approximates the carrying amount.

                             ACTIVE SOFTWARE, INC.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Certain Significant Risks and Uncertainties--The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows; fundamental changes in the technology underlying software products; market acceptance of the Company's products under development; development of sales channels; loss of significant customers; adverse changes in international market conditions; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product development efforts; and new product introductions by competitors.

   Recently issued Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. Although the Company has not fully assessed the implications of SFAS No. 133, management does not believe the adoption of this statement will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

2. Short-term Investments

   Short term investments include the following available-for-sale securities at December 31, 1999 (in thousands):

                                                         Unrealized Unrealized
                                       Amortized Market   Holding    Holding
                                         Cost     Value    Gains      Losses
                                       --------- ------- ---------- ----------
   Commercial Paper...................  $10,045  $10,042    $ --       $ (3)
   Corporate bonds....................    6,093    6,075      --        (18)
   U.S. Government and agencies
    securities........................    3,800    3,789      --        (11)
                                        -------  -------    ----       ----
                                        $19,938   19,906    $ --       $(32)
                                        =======  =======    ====       ====

                             ACTIVE SOFTWARE, INC.

3. Property and Equipment

   Property and equipment consist of (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
     Equipment................................................. $ 3,107  $1,523
     Software..................................................     237      72
     Leasehold improvements....................................     199     102
                                                                -------  ------
                                                                  3,543   1,697
     Accumulated depreciation and amortization.................  (1,592)   (901)
                                                                -------  ------
                                                                $ 1,951  $  796
                                                                =======  ======

4. Convertible Note Receivable

   In December 1999, the Company was issued a $2.0 million convertible subordinated promissory note receivable (the "note") by another company (the "investee"). The note bears interest at a rate of 6% per annum. The note is automatically convertible into shares of the investee's capital stock upon a qualified equity financing by the investee. If the investee does not complete a qualified equity financing by June 30, 2000, the unpaid principal and accrued interest will be due upon demand.

5. Debt Obligations

   In 1999, the Company entered into a $3.0 million secured revolving line of credit agreement expiring in June 2000 and a $2.0 million equipment line of credit expiring in June 2003. There were no borrowings under these agreements as of December 31, 1999. Borrowings bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 1.0%. The Company is required to comply with certain restrictive covenants under this agreement. The Company was in compliance with all such convenants at December 31, 1999.

   In 1996, the Company borrowed $401,000 at an effective rate of 17%, payable in monthly installments through July 2000 and is collateralized by all of the Company's equipment. As of December 31, 1999, a principal balance of $109,000 was outstanding.

6. Stockholders' Equity

 Initial Public Offering

   In August 1999, the Company completed its initial public offering ("IPO") of 4,025,000 shares of its common stock at an initial public offering price of $11 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by the Company, were approximately $40 million. In conjunction with the IPO, all outstanding shares of the Company's preferred stock automatically converted into common stock on a one-to-one basis.

 Stock Split

   On August 2, 1999, the Company effected a three-for-two stock split of the outstanding shares of common and convertible redeemable preferred stock. All shares and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

                             ACTIVE SOFTWARE, INC.

 Convertible Redeemable Preferred Stock

   Upon completion of the Company's initial public offering in August 1999, all shares of Series A, B, and C convertible preferred stock were converted to common stock in accordance with their existing terms. All shares were converted on a one-to-one basis

 Preferred Stock

   In August 1999, the Company's Board of Directors authorized the issuance of up to 5,000,000 shares of $0.001 par value preferred stock. At December 31, 1999, no shares were issued and outstanding.

 Stock Plans

   As of December 31, 1999, a total of 9,846,000 shares of common stock were reserved for issuance under the Company's equity incentive plans (the "Plans"), comprising 3,000,000 shares authorized under the 1999 Stock Option Plan and 6,846,000 shares authorized under the 1996 and 1996A Stock Option Plan. In addition, the number of shares reserved under the 1999 plan will automatically be increased on July 1 of each of the following years: 2000, 2001, 2002, 2003 and 2004, in an amount equal to the lesser of (a) 1,500,000 shares, or (b) four percent of the shares outstanding on the last day of the preceding fiscal year.

   Options under the Plan are generally granted at fair market value of the common stock on the date of grant, vest over 50 months and expire ten years from the date of grant.

   In February 1998, the Company amended the stock option agreements under the 1996 and 1996A Plans to allow employees to exercise their stock options immediately. All unvested shares are placed in escrow and continue to vest according to the employee's normal stock option vesting schedule. The unvested shares are subject to repurchase at the option of the Company at the original purchase price upon termination of the employee. In 1999, 90,450 shares were repurchased at the weighted average original cost of $0.09 per share and returned to the Plans. At December 31, 1999, 2,593,459 shares are available for future issuance and 723,843 shares are subject to repurchase.

   In addition to shares issued under the Stock Plans, the Company had issued 2,304,000 shares pursuant to individual restricted stock purchase agreements. Upon termination of employment, the Company had the right to repurchase any unvested shares at the original purchase price. This right expires generally over four years. At December 31, 1999, shares were subject to such repurchase rights.

                             ACTIVE SOFTWARE, INC.

   Additional information with respect to outstanding options under the Plans is as follows:

                                                                     Weighted
                                                      Number of      Average
                                                       Options    Exercise Price
                                                      ----------  --------------
   Outstanding, January 1, 1997 (none exercisable)..   1,588,500      $0.07
     Granted (weighted average fair value of
      $0.03)........................................   1,681,125       0.17
     Exercised......................................      (6,600)      0.07
     Cancelled......................................     (99,300)      0.14
                                                      ----------      -----
   Outstanding, December 31, 1997 (1,127,580
    exercisable at a weighted average exercise price
    of $0.07).......................................   3,163,725       0.12
     Granted (weighted average fair value of
      $0.27)........................................   1,969,500       0.90
     Exercised......................................  (2,397,375)      0.13
     Cancelled......................................    (143,100)      0.18
                                                      ----------      -----
   Outstanding, December 31, 1998 (298,722
    exercisable at a weighted average exercise price
    of $0.11).......................................   2,592,750       0.70
     Granted (weighted average fair value of
      $9.87)........................................   1,991,875      13.54
     Exercised......................................    (655,010)      0.99
     Cancelled......................................    (234,860)      6.67
                                                      ----------      -----
   Outstanding, December 31, 1999...................   3,694,755      $7.27
                                                      ==========      =====

   Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                  Options Outstanding           Options Vested
                          ------------------------------------ ----------------
                            Number of     Weighted
                             Options       Average    Weighted         Weighted
                          Outstanding at  Remaining   Average          Average
          Range of         December 31,  Contractual  Exercise Number  Exercise
      Exercise Prices          1999      Life (Years)  Price   Vested   Price
      ---------------     -------------- -----------  -------- ------- --------
   $ 0.07-$ 0.18.........     642,050       7.18       $ 0.13  384,296  $ 0.10
   $ 0.27-$ 0.67.........     125,400       8.21       $ 0.34   47,700  $ 0.35
   $ 0.77-$ 1.33.........   1,143,500       8.76       $ 1.12  308,375  $ 1.10
   $ 2.67-$ 4.00.........     622,805       9.13       $ 2.97    3,900  $ 2.67
   $10.67-$11.00.........     425,500       9.39       $10.76   10,000  $11.00
   $12.00-$21.13.........     512,000       9.58       $12.27      --      --
   $22.38-$36.19.........      81,500       9.76       $27.50      --      --
   $66.00-$94.00.........     142,000       9.93       $73.99      --      --
                            ---------                          -------
   $ 0.07-$94.00.........   3,694,755       8.78       $ 7.27  754,271  $ 0.68
                            =========                          =======

  1999 Director Option Plan

   In June 1999, the Company approved the 1999 Director Option Plan (the Director Plan) whereby the Company has reserved a total of 300,000 shares of common stock for the grant of nonstatutory stock options to nonemployee directors of the Company. Under the terms of the Director Plan, each newly elected director will be granted an option to purchase 20,000 shares of common stock. In addition, commencing with the 2000 annual meeting of the stockholders and for every annual meeting of stockholders thereafter, each non employee director of the Company will be granted an option to purchase 5,000 shares of common stock. Options granted under the Directors' Plan shall be immediately vested and expire ten years from the date of grant. In 1999, no options have been granted under the plan.

                             ACTIVE SOFTWARE, INC.

  1999 Employee Stock Purchase Plan

   In June 1999, the Company approved the 1999 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, eligible employees may purchase common stock through payroll deductions, which may not exceed 20% of any employee's compensation subject to an annual limitation. A total of 750,000 shares of common stock have been reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on July 1 of each of the following years: 2000, 2001, 2002, 2003 and 2004, by an amount equal to the lesser of 350,000 shares or one percent of the total shares outstanding on the last day of the immediately preceding fiscal year. Each participant is granted an option to purchase the Company's common stock on the first day of each 24 month offering period and such option is automatically exercised on the last day of each six month purchase period during the offering period. The purchase price for the Company's common stock under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period and the last day of the applicable purchase period. The first offering period began on August 13, 1999. Offering periods thereafter will begin on May 1 and November 1 of each year. In 1999, no shares of common stock have been issued under the Purchase Plan.

  Stock Compensation

   During the years ended December 31, 1999 and 1998, in connection with the grant of certain stock options, the Company recorded deferred stock compensation of $1,761,000 and $3,275,000, respectively, representing the difference between the exercise price of the options and the estimated fair value of the Company's common stock on the date of grant. Such amount is being amortized over the vesting period of the related options, generally fifty months. For the years ended December 31, 1999 and 1998, amortization of deferred stock compensation was $1,170,000 and $336,000, respectively. At December 31, 1999, $3,530,000 of unamortized deferred stock compensation remains.

  Additional Stock Plan Information

   As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expenses has been recognized in the accompanying consolidated financial statements for employee stock arrangements.

   SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards under the Plan and the Director Plan were made using Black Scholes option pricing model with the following weighted average assumptions: expected life, 24 months following vesting in 1999, 1998 and 1997; stock volatility of 116% in 1999, 0% in 1998 and 1997; risk free interest rate, 6% in 1999, 1998 and 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $11,246,000 ($(0.95) per share, basic and diluted) in 1999, $10,004,000 ($(3.23) per share, basic and diluted) in 1998 and $4,876,000 ($(2.51) per share, basic and diluted) in 1997.

                             ACTIVE SOFTWARE, INC.

 Common Stock Warrants

   In September 1996, in conjunction with a note payable, the Company issued a warrant to purchase 42,000 shares of common stock at $0.67 per share. The warrant was exercised in September 1999 under net issuance method which resulted in a total of 40,833 shares of common stock issued to the warrant holder.

   In June and July 1998, the Company issued warrants to system integrators in connection with services rendered to purchase up to 136,912 shares of common stock at $0.77 per share. An expense of $300,600 was recorded in 1998 related to the issuance of such warrants which was based on the warrants' estimated fair market value at the date of issuance. All 136,912 warrants were exercised in July 1999.

   In October 1998, the Company issued a warrant to a strategic partner to purchase 36,764 shares of common stock at $4.08 per share which expire in October 2005. In August 1999, the warrant to purchase 36,764 shares of common stock issued to the strategic partner became exercisable based on achievement of certain software performance improvements. Accordingly, the Company recorded a research and development expense of approximately $350,000 in 1999, representing the fair value of the warrant at the time the contingency was resolved.

   At December 31, 1999, the Company has reserved shares of common stock for issuance as follows:

       Issuances under the Stock Plans................................ 7,338,214
       Exercise of common stock warrants..............................    36,764
                                                                       ---------
                                                                       7,374,978
                                                                       =========

7. Net Loss per Share

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
   Net loss (numerator), basic and diluted...... $(9,367)  $(9,942)  $(4,853)
   Shares (denominator):
     Weighted average common shares
      outstanding...............................   13,517     5,118     4,140
     Weighted average common shares outstanding
      subject to repurchase.....................   (1,666)   (2,022)   (2,195)
                                                 --------  --------  --------
     Shares used in computation, basic and
      diluted...................................   11,851     3,096     1,945
                                                 ========  ========  ========
   Net loss per share, basic and diluted ....... $ (0.79)  $ (3.21)  $ (2.50)
                                                 ========  ========  ========

                             ACTIVE SOFTWARE, INC.

   For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                        December 31,
                                             ----------------------------------
                                                1999       1998        1997
                                             ---------- ----------- -----------
   Convertible redeemable preferred stock..         --   13,405,332   9,937,500
   Shares of common stock subject to
    repurchase.............................     723,843   1,446,188   1,823,998
   Outstanding options.....................   3,694,755   2,592,750   3,163,725
   Warrants................................      36,764     215,676      42,000
                                             ---------- ----------- -----------
   Total...................................   4,455,362  17,659,946  14,967,223
                                             ========== =========== ===========
   Weighted average exercise price of
    options................................  $     7.27 $      0.70 $      0.12
                                             ========== =========== ===========
   Weighted average exercise price of
    warrants...............................  $     4.08 $      1.31 $      0.67
                                             ========== =========== ===========

8. Income Taxes

   The Company's net deferred tax assets are comprised of the following at December 31 (in thousands):

                                                                1999     1998
                                                              --------  -------
   Net deferred tax assets and liabilities:
     Net operating loss carryovers........................... $  7,570  $ 6,379
     General business credits................................    1,229      491
     Other timing differences................................      128     (251)
     Deferred revenue........................................    1,278       13
     Accrued expenses........................................      996      417
                                                              --------  -------
                                                                11,201    7,049
     Valuation Allowance.....................................  (11,201)  (7,049)
                                                              --------  -------
   Net Deferred Tax Assets...................................      --       --
                                                              ========  =======

   Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of its deferred tax assets, as of December 31, 1999 and 1998, the Company has fully reserved its net deferred tax assets of $11,201,000 and $7,049,000, respectively.

   The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate at December 31 as follows:

                              1999    1998    1997
                              -----   -----   -----
   Federal statutory tax
    rate..................... (35.0)% (35.0)% (35.0)%
   State taxes, net of
    federal benefit..........  (6.0)   (6.0)   (6.0)
   Other.....................   1.0     1.0     1.3
   Valuation allowance.......  40.0    40.0    39.7
                              -----   -----   -----
     Effective tax rate......   -- %    -- %    -- %
                              =====   =====   =====

                             ACTIVE SOFTWARE, INC.

   Substantially all of the Company's loss from operations for all prior periods presented is generated from domestic operations.

   At December 31, 1999, the Company had net operating loss (NOL) carryforwards of approximately $19,285,000 and $13,035,000 for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2019, while the state NOL carryforwards expire through 2004.

   At December 31, 1999, the Company had NOL carryforwards of approximately $126,000 for foreign income tax purposes. The foreign NOL carryforwards expiration is determined by foreign jurisdictions.

   Included in deferred assets are approximately $407,000 of cumulative tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized after the other tax deductions in the carryforwards have been realized.

   Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate income tax liability that might be incurred on the remittance of such earnings.

   At December 31, 1999, the Company also has research and development credit carryforwards of approximately $789,000 and $440,000 available to offset future federal and state income taxes, respectively. The federal credit carryforward expires through 2019, and the state credit carryforward has no expiration.

   The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

9. Commitments

   The Company leases its facilities under noncancelable operating leases expiring through November 2003. Rent expense was $840,000, $323,000 and $191,000 in 1999, 1998 and 1997, respectively. Future minimum rent payments are $725,000, $610,000, $586,000 and $550,000 in 2000, 2001, 2002 and 2003,
respectively.

10. Segment Information, Operating by Geographic Area and Significant
Customers

   The Company operates in one reportable segment, the development and marketing of software products for businesses that allow integration of incompatible software applications across their extended enterprises of customers, suppliers and partners. The Company principally operates in the U.S. with small European offices to support sales and marketing. The following is a summary of operations within geographic areas (in thousands):

                                                           Years Ended December
                                                                    31,
                                                           ---------------------
                                                            1999    1998   1997
                                                           ------- ------ ------
   Revenues(1):
     United States........................................ $24,317 $7,296 $3,193
     Europe...............................................   3,126    303    --
                                                           ------- ------ ------
       Total revenues..................................... $27,443 $7,599 $3,193
                                                           ======= ====== ======

--------
(1) Revenues are broken out geographically by the ship-to location of the customer.

   The Company has no significant long-lived assets deployed outside of the U.S.

                             ACTIVE SOFTWARE, INC.

   During 1999, one customer accounted for 12% of the Company's total revenues. During 1998, no customers accounted for more than 10% of the Company's total revenues. During 1997, one customer accounted for 33% of the Company's total revenues

   At December 31, 1999, one customer accounted for 11% and two customers accounted for 13%, of accounts receivable. At December 31, 1998, two customers accounted for 22% and 21% of accounts receivable, respectively.

11. Employee Benefit Plan

   In January 1997, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation (presently from 1% to 15% up to the maximum allowed under IRS rules). Company contributions are discretionary. No such Company contributions have been made since inception of this plan.

12. Subsequent Events

   In February 2000, the Company acquired Alier Inc. (Alier), a provider of enterprise application integration software by issuing 390,875 shares of common stock valued at approximately $32.7 million and cash of $2.0 million. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 158,277 shares of common stock valued at approximately $13.3 million. The merger will be accounted for as a purchase transaction.

   In February 2000, the Company agreed to acquire TransLink Software, Inc. (TransLink), a provider of high performance mainframe integration solutions. In connection with this transaction, the Company expects to make a cash payment of approximately $4.5 million (less certain amounts related to professional fees) and issue shares of the Company's common stock equal to approximately $67.0 million (less certain amounts related to professional fees) divided by $82.45104 (the average closing price of our common stock during the 30-day period prior to signing the agreement). In addition, the outstanding options to purchase TransLink capital stock will be converted into options to purchase shares of the Company's common stock.

   Additionally, in February 2000, the Company agreed to acquire Premier Software Technologies, Inc. (Premier), a provider of integration products and services. In connection with this transaction, the Company expects to issue 121,308 shares of common stock and cash totalling $500,000 in exchange for all of the outstanding shares of capital stock of Premier.

   In February 2000, the convertible subordinated promissory note of $2.0 million (see note 4) was converted into an aggregate of 856,385 shares of Series C Preferred Stock of the investee.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Active Software, Inc.:

   We have audited the consolidated financial statements of Active Software, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 21, 2000 (February 27, 2000 as to Note 12) included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Active Software, Inc. and subsidiaries listed in Item 14(a)(1) of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
January 21, 2000
(February 27, 2000 as to Note 12)

                             ACTIVE SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1999, 1998, and 1997
                             (Amounts in thousands)

                                Balance at   Additions  Write-offs
                               Beginning of and Charges    and     Balance at
Description                        Year     to Expenses Deductions End of Year
-----------                    ------------ ----------- ---------- -----------
Year Ended December 31, 1999
Allowance for doubtful
 accounts.....................     $200        $293       $ --        $493
                                   ====        ====       =====       ====

Year Ended December 31, 1998
Allowance for doubtful
 accounts.....................     $ 82        $118       $ --        $200
                                   ====        ====       =====       ====

Year Ended December 31, 1997
Allowance for doubtful
 accounts.....................     $  0        $ 82       $ --        $ 82
                                   ====        ====       =====       ====