Form 10-Q
period 2000-03-31
ACTIVE SOFTWARE INC
filed 2000-05-10
CIK 1088147

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                YES [X]  NO [ ]

As of April 30, 2000 there were 25,808,100 shares of the registrant's Common Stock outstanding.
-----------------------------------------------------------------------------

                              ACTIVE SOFTWARE, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                 PAGE NUMBERING
                                  IN SEQUENTIAL
                                NUMBERING SYSTEM

                                ----------------


PART I.   FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
              March 31, 2000 and December 31, 1999                         3

          Condensed Consolidated Statements of Operations -
              Three Months Ended March 31, 2000 and 1999                   4

          Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2000 and 1999                   5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      14


PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds                       23

Item 6.   Exhibits and Reports on Form 8-K                                24

          Signatures                                                      24

                              ACTIVE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                       March 31,         December 31,
                                                                         2000              1999(1)
                                                                    ---------------   ----------------
ASSETS

Current assets:
  Cash and cash equivalents................................           $ 14,938            $ 17,299
  Short-term investments...................................             16,916              19,906
  Accounts receivable (net of allowances of $593 and $493).              9,336               9,486
  Prepaid expenses and other current assets................              1,631                 953
                                                                      --------            --------
    Total current assets...................................             42,821              47,644
Property and equipment, net................................              2,563               1,951
Convertible subordinated promissory note receivable........                -                 2,000
Long-term marketable securities............................              4,500                 -
Goodwill and acquired intangibles, net.....................             44,651                 -
Other assets...............................................              2,281                 227
                                                                      --------            --------
    Total assets...........................................           $ 96,816            $ 51,822
                                                                      ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................           $  2,166            $  1,424
  Accrued compensation and related benefits................              2,883               3,039
  Deferred revenues........................................              6,220               4,006
  Accrued royalties........................................                558                 400
  Other accrued liabilities................................              2,111               1,617
  Current portion of long-term obligations.................                609                 109
                                                                      --------             -------
    Total current liabilities..............................             14,547              10,595
                                                                      --------             -------
Long-term obligations, less current portion................                267                 -
                                                                      --------             -------

Stockholders' equity:
  Preferred stock, $0.001 par value: authorized
    5,000,000 shares; none outstanding....................                 -                   -
  Common stock, $0.001 par value; authorized,
    100,000,000 shares; outstanding--2000, 24,768,168
    shares; 1999, 24,069,853 shares.......................             118,173              71,900
  Deferred stock compensation.............................              (3,228)             (3,530)
  Notes receivable from stockholders......................                 -                    (2)
  Accumulated other comprehensive loss....................                 (39)                (32)
  Accumulated deficit.....................................             (32,904)            (27,109)
                                                                      --------            --------
    Total stockholders' equity............................              82,002              41,227
                                                                      --------            --------
    Total liabilities and stockholders' equity............            $ 96,816            $ 51,822
                                                                      ========            ========

-------------
(1) Derived from December 31, 1999 audited balance sheet included in the 1999 Annual Report on Form 10-K of Active Software, Inc.

                              ACTIVE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)



                                                                        Three Months Ended
                                                                             March 31,
                                                                     ------------  -----------
                                                                          2000         1999
                                                                     ------------   ----------
Revenue:
   License........................................................  $    10,170     $    2,364
   Service........................................................        3,425          1,198
                                                                     ----------     ----------
      Total revenue...............................................       13,595          3,562
                                                                     ----------     ----------
Cost of revenue:
   License........................................................          404            152
   Service........................................................        2,566          1,227
                                                                     ----------     ----------
      Total cost of revenue.......................................        2,970          1,379
                                                                     ----------     ----------
Gross profit......................................................       10,625          2,183
Operating expenses:
   Research and development.......................................        2,640          1,060
   Sales and marketing............................................        7,991          3,146
   General and administrative.....................................        1,212            476
   Amortization of deferred stock compensation....................          302            263
   Amortization of Goodwill and acquired intangibles..............        2,018            -
   Purchased in-process technology................................        2,737            -
                                                                     ----------     ----------
      Total operating expenses....................................       16,900          4,945
                                                                     ----------     ----------
Loss from operations..............................................       (6,275)        (2,762)
Other income (expense):
   Interest income................................................          533             62
   Interest expense and other.....................................          (53)           (41)
                                                                     ----------     ----------
      Total other income, net.....................................          480             21
                                                                     ----------     ----------
Net loss..........................................................   $   (5,795)    $   (2,741)
                                                                     ==========     ==========
Basic and diluted net loss per share..............................   $    (0.25)    $    (0.60)
                                                                     ==========     ==========
Shares used in calculating basic and diluted net
   loss per share.................................................       23,560          4,542
                                                                     ==========     ==========





See notes to condensed consolidated financial statements.

                              ACTIVE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                    2000            1999
                                                                                 -----------     ----------
Cash flows from operating activities:
   Net loss...............................................................       $   (5,795)      $ (2,741)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.......................................              350            135
      Amortization of Goodwill and acquired intangibles...................            2,018             -
      Amortization of deferred stock compensation.........................              302            263
      Purchased in-process technology.....................................            2,737             -

      Changes in assets and liabilities, net of effects of acquisition:
         Accounts receivable..............................................              452            697
         Prepaid expenses and other current assets........................             (647)          (142)
         Accounts payable.................................................              625            495
         Accrued compensation and related benefits........................             (263)           (44)
         Accrued royalties................................................              158           (130)
         Other accrued liabilities........................................              403           (177)
         Deferred revenue.................................................            2,050             89
                                                                                 ----------      ----------
            Net cash provided by (used in) operating activities...........            2,390         (1,555)
                                                                                 ----------      ----------

Cash flows from investing activities:
   Property and equipment additions.......................................             (938)          (258)
   Purchase of short-term and long-term investments.......................          (13,319)            -
   Maturities & sales of short-term investments...........................           11,802             -
   Acquisition of a business, net of cash acquired........................           (2,091)            -
   Other assets...........................................................             (354)          (123)
                                                                                 ----------      ----------
            Net cash used in investing activities.........................           (4,900)          (381)
                                                                                 ----------      ----------

Cash flows from financing activities:
   Sale of common stock...................................................              273            244
   Repayment of notes receivable from stockholders........................                2             -
   Repayment of long-term obligations.....................................             (126)           (24)
                                                                                 ----------      ----------
            Net cash provided by financing activities.....................              149            220
                                                                                 ----------      ----------

Net increase in cash and cash equivalents.................................           (2,361)        (1,716)
Cash and cash equivalents--beginning of period............................           17,299          7,461
                                                                                 ----------      ----------
Cash and cash equivalents--end of period..................................       $   14,938       $  5,745
                                                                                 ==========      ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest...............................       $       53       $      9
                                                                                 ==========      ==========
Supplemental schedule of noncash investing and financing transactions:
  Issuance of common stock and options for business acquisitions..........       $   46,000              -
                                                                                 ==========      ==========



See notes to condensed consolidated financial statements.

                              ACTIVE SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

     The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The consolidated results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1999.

2.   ACQUISITION

     In February 2000, the Company acquired Alier, Inc. (Alier) a provider of enterprise application integration solutions to financial institutions. In connection with this transaction, all outstanding shares of capital stock of Alier were exchanged for 390,875 shares of our common stock valued at $32.7 million and cash of $2.0 million. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 158,277 shares of our common stock valued at $13.3 million. The company assumed certain liabilities of Alier and incurred $316,000 in transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Alier have been included in the Company's financial statements from the date of acquisition. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill and acquired intangibles of $46.7 million and purchased in-process technology of $2.7 million. For the first quarter of fiscal 2000, the Company recorded $2.0 million for amortization of goodwill and acquired intangibles, which are amortized over their useful lives of one to three years, and $2.7 million for the purchased in-process technology.

     In connection with the acquisition, net assets acquired were as follows (in thousands):

     Current assets................................................... $    259
     Property and equipment, net......................................       24
     Intangible assets................................................   46,669
     Current liabilities assumed......................................   (1,373)
     Transaction costs................................................     (316)
     Purchased in-process technology..................................    2,737
                                                                       --------
     Net assets acquired..............................................  $48,000
                                                                       ========

     The following unaudited pro forma summary results of operations data have been prepared assuming that the Alier acquisition had occurred as of the first day of the fiscal year of the acquisition and of the preceding fiscal year. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented. The pro forma information excludes the impact of the one-time charges related to purchased in-process technology of $2.7 million recorded in the first quarter of fiscal 2000 (in thousands, except per share amount):


                                                         1999         1998
                                                       ---------    --------
                                                      (unaudited) (unaudited)

Net revenue..........................................  $ 29,051     $  9,407
                                                       =========    ========
Net loss.............................................  $(28,656)    $(26,374)
                                                       =========    ========
Basic and diluted net loss per share.................  $  (2.34)    $  (7.56)
                                                       =========    ========


3.   NET LOSS PER SHARE

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants and shares subject to repurchase were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):


                                                           Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2000         1999
                                                          ---------    --------

Net loss............................................      $  (5,795)   $ (2,741)
                                                          =========    ========

  Basic and diluted
      Weighted average shares of common stock
          outstanding...............................         24,206       5,986
      Less: weighted average common shares subject to
            Repurchase..............................           (646)     (1,444)
                                                          ---------    --------
  Denominator for diluted net loss per share                 23,560       4,542
                                                          =========    ========
Basic net loss per share............................      $   (0.25)   $  (0.60)
                                                          =========    ========

4.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The only item included in other comprehensive loss is unrealized loss on investments.

     The following is a calculation of comprehensive loss (in thousands):


                                                        Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                       2000             1999
                                                    ----------       ----------

Net loss........................................... $  (5,795)       $  (2,741)

Other comprehensive loss:
Unrealized loss on investments.....................       (39)               -
                                                    ---------        ---------
Comprehensive loss................................. $  (5,834)       $  (2,741)
                                                    =========        =========

5.   INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

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



                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------

   Revenues(1):
     United States........................................ $12,475    $3,370
     Europe...............................................   1,120       192
                                                           -------   -------
       Total revenues..................................... $13,595    $3,562
                                                           =======   =======

--------
(1) Revenues are broken out geographically by the ship-to location of the customer.

     The Company has no significant long-lived assets deployed outside of the U.S.


6.   SUBSEQUENT EVENTS

     In February 2000, the Company agreed to acquire Premier Software Technologies, Inc. (Premier), a provider of integration products and services for eCommerce. In connection with this transaction, the Company issued 121,308 shares of common stock and paid cash of $500,000 in exchange for all of the outstanding shares of capital stock of Premier.

     In February 2000, the Company agreed to acquire TransLink Software, Inc. (Translink), a provider of high performance mainframe integration solutions for eBusiness. In connection with this transaction, the Company issued 796,363 shares of the Company's common stock and paid cost of $4.5 million. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase an aggregate of 43,041 shares of the Company's common stock.

Both acquisitions of Premier and Translink were completed in April 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Active Software, Inc. ("ASWX" or the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Factors that May Affect Future Results." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

Overview

     We are a provider of eBusiness infrastructure software products that provides our customers with a platform to automate end-to-end business processes inside their enterprise, with business-to-business (B2B) trading partners and with customers over the Internet. Our ActiveWorks(TM) Integration System enables our customers to accelerate their time to market for products and services, enhance their relationships with customers, suppliers and partners and substantially reduce their operating and information technology costs. Our customers use our platform to automate business processes without costly and time-consuming custom programming, enabling them to quickly and cost-effectively compete in today's rapidly changing network economy. We have designed the ActiveWorks Integration System to provide a highly flexible and adaptable eBusiness infrastructure that can be deployed quickly and changed easily in response to evolving business requirements. In addition, we partner with a broad range of system integrators and hardware, software and service providers in order to offer our customers a comprehensive eBusiness solution.


     We generate revenue principally from licenses of our ActiveWorks software products and, to a lesser extent, from services such as maintenance and support, as well as consulting and training. License revenues comprised 75% and 66% of our total revenues in the first quarter of fiscal 2000 and 1999 respectively, while service revenues comprised 25% and 34% of our total revenues in the same periods. We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an agreement has been signed, the fee is fixed or determinable and we have no significant obligations remaining. A customer purchasing the ActiveWorks Integration System will, at a minimum, purchase at least one Information Broker and one or more Adapters to connect the Information Broker to the customer's various enterprise software applications. In addition, the customer may purchase optional features such as the Multi-Broker option, High-Availability option, Secure Socket Layer option and integration agents. Revenues from maintenance and support are recognized ratably over the period of the contract, which is typically one year, while revenues from consulting and training services are recognized as the services are performed. Payments received in advance of services rendered are recorded as deferred revenues, and these balances were $6.2 million and $4.0 million as of March 31, 2000 and December 31, 1999, respectively. Substantially all of our customers enter into maintenance and support contracts when they purchase their initial ActiveWorks software products.

     We promote and sell our ActiveWorks software products through our direct sales force and through indirect channels. We have derived, and expect to continue to derive, a significant portion of our sales in both channels from customers that have significant relationships with third-party system integrators. Our current relationships with these system integrators typically are structured as co-marketing arrangements in which the customer is referred by the system integrator to license the software directly from us. As a result there is no revenue sharing arrangement between the system integrator and us, and our current arrangements with these system integrators generally do not impose any limitations on our ability to sell our products. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. To date, revenues from these reseller arrangements have been insignificant. Since the first quarter of 1999, we expanded our presence in international markets by opening sales offices in the United Kingdom, in the Netherlands and in Singapore, and by establishing relationships with system integrators and resellers in other international markets. Revenues derived from international sales represented 8% and 5% of total revenues in the first quarter of fiscal 2000 and 1999, respectively. We expect that international sales will account for an increasing portion of our revenues, although the percentage of our total revenues derived from international sales may vary.

     Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales and marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. Our full-time employees increased to 220 as of March 31, 2000 from 163 as of December 31, 1999. As a result of these investments, we have incurred net losses in each fiscal quarter since inception and, as of March 31, 2000, had an accumulated deficit of $32.9 million. We anticipate that our operating expenses will continue to increase for the foreseeable future, as we expand our product development and sales and marketing efforts. In addition, we expect to incur additional expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

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

     In February 2000, we completed the acquisition of Alier, Inc., a provider of enterprise application integration software. In connection with this transaction, pursuant to which Alier became a wholly owned subsidiary of Active Software, all outstanding shares of capital stock of Alier were exchanged for 390,875 shares of our common stock valued at $32.7 million and cash of $2.0 million. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 158,277 shares of our common stock valued at $13.3 million. The merger was accounted for as a purchase transaction. Of the 390,875 shares of our common stock issued in the transaction, a total of 38,685 shares are being held in escrow for the purpose of indemnifying us against certain liabilities of Alier. This escrow will expire on February 11, 2001.

     In February 2000, we agreed to acquire Premier Software Technologies, Inc. (Premier), a provider of integration products and services for eCommerce. In connection with this transaction, we issued 121,308 shares of our common stock and cash in the amount of $500,000 in exchange for all of the outstanding shares of capital stock of Premier.

     In February 2000, we agreed to acquire TransLink Software, Inc. (Translink), a provider of high performance mainframe integration solutions for eBusiness. In connection with this transaction, we made a cash payment in the aggregate amount of approximately $4.5 million (less certain amounts related to professional fees) and issued 796,363 shares of our common stock. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase an aggregate of 43,041 shares of our common stock.

     Each of the Premier and TransLink transactions will be accounted for using purchase accounting and are subject to customary closing conditions. Both acquisitions were completed in April 2000. Amortization of goodwill and other intangible in connection with these transactions is expected to increase our net loss for the foreseeable future. In addition, we expect that our operating expenses will significantly increase for the foreseeable future as a result of these transactions.

REVENUE

     Total revenue for the three months ended March 31, 2000 increased to $13.6 million from $3.6 million for the three months ended March 31, 1999, an increase of 282%.

     License revenue increased to $10.2 million in the three months ended March 31, 2000 from $2.4 million in the three months ended March 31, 1999, an increase of 330%. The increase in license revenue was due to an increase of $2.2 million in sales of additional ActiveWorks products and features to existing customers and to an increase of $5.6 million in sales of our products to new customers.

     Service revenue increased 186% to $3.4 million in the three months ended March 31, 2000 from $1.2 million in the three months ended March 31, 1999. The increase in service revenue was due primarily to an increase in maintenance and support fees of $883,000 in connection with the growth of our customer base and an increase in consulting fees of $1.4 million.

     International revenues increased 483% to $1.1 million in the three months ended March 31, 2000 from $192,000 in the three months ended March 31, 1999. International revenues accounted for 8% and 5% of the total revenue for the first quarter of fiscal 2000 and 1999, respectively. The increase in absolute dollars was the result of expansion of the Company's international sales force and an increase in licensed revenue to the European region.

COST OF REVENUE

     Total cost of revenue increased to $3.0 million in the three months ended March 31, 2000 from $1.4 million in the three months ended March 31, 1999.

     Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation. Cost of license revenue increased to $404,000 in the three months ended March 31, 2000 from $152,000 in the three months ended March 31, 1999. The growth in cost of license revenues was attributable primarily to the increase in license revenues. As a percentage of license revenue, cost of license revenue was 4% and 6% for the first quarter of fiscal 2000 and 1999, respectively. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional products, although cost of license revenue will vary as a percentage of license revenue from period to period.

     Cost of service revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers. Cost of service revenue increased to $2.6 million in the three months ended March 31, 2000 from $1.2 million in the three months ended March 31, 1999. The growth in cost of service revenue was attributable primarily to an increase in personnel dedicated to support a larger number of customers. As a percentage of service revenue, cost of service revenue was 75% and 102% for the first quarter of fiscal 2000 and 1999, respectively. The decrease in percentage of service revenue was attributable primarily to the increases in the service revenue base. We anticipate that the cost of service revenue will increase in absolute dollars as we continue to expand our services offering, although cost of service revenue may vary as a percentage of service revenue from period to period.

     Because the gross margin on license revenue is higher than the gross margin on service revenue, gross profit as a percentage of total revenue is affected by the mix of license and service revenue. We expect that this mix will fluctuate from quarter to quarter.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors. Research and development expenses increased to $2.6 million in the three months ended March

31, 2000, from $1.1 million in the three months ended March 31, 1999. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. As a percentage of total revenue, research and development expenses were 19% and 30% in the first quarter of fiscal 2000 and 1999, respectively. The decrease in percentage of revenue is due primarily to the fact that revenues have increased faster than research and development expenses in those periods. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but may vary as a percentage of total revenue from period to period.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, public relations, industry tradeshows and promotional expenditures. Sales and marketing expenses increased to $8.0 million from $3.1 million in the three months ended March 31, 2000 and 1999, respectively. The increase was attributable primarily to the expansion of our direct sales force and increased promotional activity. The increase during this period was attributable primarily to the addition of 44 employees in sales and marketing in the first quarter of fiscal 2000, and to increased commissions related to increased revenues and, to a lesser extent, to costs associated with increased efforts to develop market awareness of our products and services. As a percentage of total revenue, sales and marketing expenses for the first quarter of fiscal 2000 and 1999 represented 59% and 88%, respectively. The decrease in sales and marketing expenses as a percentage of revenues is primarily due to the fact that revenues have increased faster than sales and marketing expenses in those periods. We expect to continue increasing our marketing and promotional efforts and to hire additional sales personnel. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but may vary as a percentage of total revenue from period to period.

     General and Administrative. General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses increased to $1.2 million in the three months ended March 31, 2000 from $476,000 in the three months ended March 31, 1999. The increase was due primarily to the addition of financial and management personnel, as well as costs associated with operating as a public company. As a percentage of total revenues, general and administrative expenses were 9% and 13% of total revenues for the first quarter of fiscal 2000 and 1999, respectively. The decrease in percentage of revenue was attributable primarily to the increases in the revenue base. We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation.

     Amortization of Deferred Stock Compensation. Options granted in the first quarter of 1999 have been considered to be compensatory as the estimated fair value for accounting purposes was greater than the exercise price as determined by the board of directors on the date of grant. The total deferred stock compensation, net of amortization associated with these options as of March 31, 2000 and December 31, 1999 amounted to $3.2 million and $3.5 million, respectively. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 50 months. Of the total deferred stock compensation, approximately $303,000 and $263,000 was amortized in the three months ended March 31, 2000 and 1999, respectively. We expect amortization of approximately $1,208,000 in 2000, $1,208,000 in 2001, $993,000 in 2002 and
$122,000 in 2003 related to these options.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $2.0 million in the first quarter of fiscal 2000. This amount represents one and a half months of amortization of goodwill and other intangibles recorded upon the acquisitions of Alier, Inc. The estimated useful life of the goodwill and the other intangibles is 3 years for trained and assembled workforce, one year for license agreements, 2 years for non-compete agreements and 3 years for goodwill, and we expect amortization of approximately $16,147,000 in 2000, $15,581,000 in 2001 and $14,941,000 in 2002 related to goodwill and other intangibles.

     Purchased In-Process technology. Purchased in-process technology was $2.7 million in the first quarter of fiscal 2000. This amount represents one-time charge of $2.7 million recorded upon the acquisition of Alier in February 2000.

OTHER INCOME (NET)

     Other income consists primarily of interest income from cash and cash equivalents, short-term investments and long-term marketable securities offset by interest expense related to long-term obligations. For the three months ended March 31, 2000, net interest income was approximately $533,000, as compared to $62,000 for the three months ended March 31, 1999. The increase in the first quarter of fiscal 2000 was attributable primarily to higher cash balances resulting from the initial public offering of our common stock in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1999, we completed the initial public offering of our common stock, which resulted in net proceeds of approximately $40 million. As of March 31, 2000, we had $31.9 million of cash and cash equivalents and short-term investments.

     Net cash provided by operating activities was $2.4 million in the first quarter of fiscal 2000 and net cash used in operating activities was $1.6 million in the first quarter of fiscal 1999. For the first quarter of fiscal 2000, cash provided by operating activities was attributable primarily to a decrease in accounts receivable of $452,000, depreciation and amortization of $350,000, amortization of deferred stock compensation of $302,000, amortization of goodwill and acquired intangibles of $2.0 million and purchased in-process technology of $2.7 million, an increase in accounts payable and other accrued liabilities of $1.0 million and an increase in deferred revenue of $2.0 million offset in part by a net loss of $5.8 million, an increase in prepaid and other current assets of $647,000 and a decrease in accrued compensation and benefits of $263,000. For the first quarter of fiscal 1999, cash used in operating activities was attributable primarily to a net loss of $2.7 million, offset in part by a decrease in accounts receivable of $697,000, amortization of deferred stock compensation of $263,000, and an increases in accounts payable and other accrued liabilities of $318,000. Our sales cycle is lengthy and unpredictable, and could cause our quarterly revenues and operating results to fluctuate. Any change in our sales cycle could adversely affect the amount of cash provided by our operating activities.

     Net cash used in investing activities was $4.9 million and $381,000 in the first quarter of fiscal 2000 and 1999, respectively. For the first quarter of fiscal 2000, cash used in investing activities was attributable primarily to the acquisition of Alier, purchases of investments, purchases of property and equipment, offset by maturities and sales of investments. For the first quarter of fiscal 1999, cash used in investing activities was attributable primarily to purchases of property and equipment.

     Net cash provided by financing activities was $149,000 and $220,000 in the first quarter of fiscal 2000 and 1999, respectively. For the first quarter of fiscal 2000 and 1999, cash provided by financing activities was attributable primarily to proceeds from the issuance of common stock.

     As of March 31, 2000, our principal commitments consisted of obligations outstanding under operating leases and notes payable. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

     We believe that our current cash, cash equivalents, short-term and long-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional capital by selling additional equity or debt securities or by obtaining a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of these securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial position, results of operations or cash flows.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Active Software is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchange rates.

     Interest Rate Risk. Active Software maintains its funds in money market and Certificate of Deposit accounts at banks. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2000, the fair value of the portfolio would not decline by a material amount. Active Software does not use derivative financial instruments to mitigate risks. However, it does have an investment policy that would allow it to invest in short-term and long-term investments such as money market instruments and corporate debt securities. The Company's policy does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than eighteen months with a maximum average maturity to its whole portfolio of such investments at six months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

     Foreign Currency Exchange Rate Risk. Active Software's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its UK, Netherland and Singapore subsidiaries. The Company closed these subsidiaries as of March 31, 2000 and only has some insignificant cash balances remaining in these countries. Although the Company transacts business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on the pound, guilders or other currencies. The Company would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, guilders or Singapore dollars against the U.S. dollar. Consequently, Active Software does not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

     Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of $5.8 million in the three months ended March 31, 2000, $9.4 million in 1999 and $9.9 million in 1998, and, as of March 31, 2000, we had an accumulated deficit of approximately $32.9 million.

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

     We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, our revenues could suffer. For the three months ended March 31, 2000, and March 31, 1999, no customer accounted for more than 10% of our total revenues. We expect that a small number of customers will continue to account for a substantial portion of our revenues in any given quarter for the foreseeable future.

We may be unable to successfully integrate Alier, Premier or TransLink into our business or achieve the expected benefits of these acquisitions.

     Our acquisition of Alier, which was completed in February 2000, and our acquisitions of Premier and TransLink, which were completed in April 2000, will require integrating the products, business and operations of these companies with our company. We may not be able to successfully assimilate the personnel, operations and customers of these companies into our business. Additionally, we may fail to achieve the anticipated synergies from the acquisitions, including product integration, marketing, product development, distribution and other operational synergies. The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Finally, we cannot be certain that we will be able to retain these companies' key employees.

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

     We will need to significantly expand our direct and indirect sales operations in order to increase market awareness of our ActiveWorks software products and to generate increased revenue. We have recently expanded our direct sales force and plan to recruit additional sales personnel. As of March 31, 2000, we employed approximately 89 individuals in our sales and marketing organization. Currently, we believe we will need to expand our sales organization by more than 25% of its present size over the next year. New sales personnel will require training and take time to achieve full productivity. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. In addition, we believe that our future success is dependent upon expansion of our indirect distribution channel, which consists of our relationships with a variety of distribution partners such as system integrators, independent software vendors and value added resellers. To date, we have relationships with only a limited number of these partners. We cannot be certain that we will be able to establish relationships with additional distribution partners on a timely basis, or at all, or that these distribution partners will devote adequate resources to promoting or selling our products. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts.

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

     Our products are complex and generally involve significant capital expenditures by our customers. We do not have a long history of selling our products and will have to devote substantial resources to educate prospective customers about the benefits of our ActiveWorks software products. Our efforts to educate potential customers may not result in our products achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally-developed or custom systems and would incur significant costs in switching to third-party products such as ours. Furthermore, even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business could suffer.

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

     We have been experiencing a period of rapid growth over recent years. Our total revenues have grown to approximately $13.6 million for the three-month period ending March 31, 2000 from $27.4 million during 1999. The number of our employees has grown to 220 at the end of March 31, 2000 from 163 as of December 31, 1999. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we will be required to:

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

     For the first quarter of fiscal 2000, we have generated 8% of our revenues from sales of our products in international markets and have little experience with international operations and localization of our products for foreign markets. We intend to continue to expand our international operations and enter new international markets, which will require significant management attention and financial resources. Our international operations are subject to a number of risks and uncertainties, including:

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


PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               Use of Proceeds

                    On August 12, 1999, in connection with our initial public
               offering, a Registration Statement on Form S-1 (No. 333-80549) was declared effective by the Securities and Exchange Commission, pursuant to which 4,025,000 shares of our common stock were offered and sold for our account at a price of $11.00 per share, generating aggregate gross proceeds of $44.3 million for the account of the Company. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers and Dain Rauscher Wessels. After deducting approximately $3.1 million in underwriting discounts and $1.2 million in other related expenses, the net proceeds of the offering were approximately $40 million. As of March 31, 2000, $36.4 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments and approximately $3.6 million had been used for working capital. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          27.1 Financial Data Schedule

(b)  Reports on Form 8-K

          (1) Current Report on Form 8-K, as amended, filed on February 25, 2000 with respect to Active Software's acquisition of Alier, Inc.

          (2) Current Report on Form 8-K filed on April 21, 2000 with respect to Active Software's acquisition of TransLink Software, Inc.

          (3) Current Report on Form 8-K filed on May 3, 2000 with respect to Active Software's acquisition of Premier Software Technologies, Inc.






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

Dated:  May 10, 2000




                                INDEX TO EXHIBITS



Exhibit No.          Document Description
-----------          --------------------

   27.1              Financial Data Schedule