Form 10-Q
period 2000-06-30
ACTIVE SOFTWARE INC
filed 2000-08-10
CIK 1088147

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                YES [X]  NO [ ]

As of July 31, 2000 there were 26,270,053 shares of the registrant's Common Stock outstanding.
-----------------------------------------------------------------------------

                             ACTIVE SOFTWARE, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS


                                PAGE NUMBERING
                                 IN SEQUENTIAL
                               NUMBERING SYSTEM

                               ----------------


PART I.   FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
              June 30, 2000 and December 31, 1999                          3

          Condensed Consolidated Statements of Operations -
              Three and Six Months Ended June 30, 2000 and 1999            4

          Condensed Consolidated Statements of Cash Flows -
              Three and Six Months Ended June 30, 2000 and 1999            5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      15


PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds                       27

Item 6.   Exhibits and Reports on Form 8-K                                27

          Signatures                                                      27

                             ACTIVE SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                        June 30,      December 31,
                                                                          2000          1999 (1)
                                                                      ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents.....................................   $      3,720    $     17,299
     Short-term investments........................................         18,360          19,906
     Accounts receivable (net of allowances of $593 and $493)......         18,943           9,486
     Prepaid expenses and other current assets.....................          3,118             953
                                                                      ------------    ------------
        Total current assets.......................................         44,141          47,644
Property and equipment, net........................................          3,410           1,951
Convertible subordinated promissory note receivable................             --           2,000
Goodwill and acquired intangibles, net.............................        125,464              --
Other assets.......................................................          4,960             227
                                                                      ------------    ------------
        Total assets...............................................   $    177,975    $     51,822
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..............................................   $      1,256    $      1,424
     Accrued compensation and related benefits.....................          3,615           3,039
     Deferred revenue..............................................          8,672           4,006
     Accrued royalties.............................................            720             400
     Other accrued liabilities.....................................          2,572           1,617
     Current portion of long-term obligations......................            157             109
                                                                      ------------    ------------
        Total current liabilities..................................         16,992          10,595
                                                                      ------------    ------------
Long-term obligations, less current portion........................             17              --
                                                                      ------------    ------------

Stockholders' equity:
     Preferred stock, $0.001 par value: authorized
      5,000,000 shares; none outstanding...........................             --              --
     Common stock..................................................        210,920          71,900
     Deferred stock compensation...................................         (2,925)         (3,530)
     Notes receivable from stockholders............................             --              (2)
     Accumulated other comprehensive loss..........................            (31)            (32)
     Accumulated deficit...........................................        (46,998)        (27,109)
                                                                      ------------    ------------
        Total stockholders' equity.................................        160,966          41,227
                                                                      ------------    ------------
        Total liabilities and stockholders' equity.................   $    177,975    $     51,822
                                                                      ============    ============

(1) Derived from December 31, 1999 audited balance sheet included in the 1999 Annual Report on Form 10-K of Active Software, Inc.

                             ACTIVE SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
                                                            ------------------------    ------------------------
                                                               2000          1999          2000          1999
                                                            ----------    ----------    ----------    ----------
Revenues:
   License..............................................    $   13,609    $    3,558    $   23,779    $    5,922
   Service..............................................    $    4,927         1,548    $    8,352         2,746
                                                            ----------    ----------    ----------    ----------
     Total revenues.....................................        18,536         5,106        32,131         8,668
                                                            ----------    ----------    ----------    ----------
Cost of revenues:
   License..............................................    $      725           313    $    1,129           465
   Service..............................................    $    3,908         1,577    $    6,474         2,804
                                                            ----------    ----------    ----------    ----------
     Total cost of revenues.............................         4,633         1,890         7,603         3,269
                                                            ----------    ----------    ----------    ----------
Gross profit............................................        13,903         3,216        24,528         5,399
Operating expenses:
   Research and development.............................         3,678         1,216         6,318         2,276
   Sales and marketing..................................         8,624         3,810        16,615         6,956
   General and administrative...........................         1,541           517         2,753           993
   Amortization of deferred stock compensation..........           303           302           605           565
   Amortization of goodwill and acquired intangibles....        11,829            --        13,847            --
   Purchased in-process technology......................         2,311            --         5,048            --
                                                            ----------    ----------    ----------    ----------
     Total operating expenses...........................        28,286         5,845        45,186        10,790
                                                            ----------    ----------    ----------    ----------
Loss from operations....................................       (14,383)       (2,629)      (20,658)       (5,391)
Other income (expense):
   Interest income......................................           394            34           927            96
   Interest expense and other...........................          (105)           (6)         (158)          (47)
                                                            ----------    ----------    ----------    ----------
     Total other income, net............................           289            28           769            49
                                                            ----------    ----------    ----------    ----------
Net loss................................................    $  (14,094)   $   (2,601)   $  (19,889)   $   (5,342)
                                                            ==========    ==========    ==========    ==========
Basic and diluted net loss per share....................    $    (0.58)   $    (0.52)   $    (0.83)   $    (1.12)
                                                            ==========    ==========    ==========    ==========
Shares used in calculating basic and diluted net
   loss per share.......................................        24,226         4,962        23,893         4,753
                                                            ==========    ==========    ==========    ==========

See notes to condensed consolidated financial statements.

                             ACTIVE SOFTWARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     ----------------------------
                                                                                         2000            1999
                                                                                     ------------    ------------
Cash flows from operating activities:
  Net loss.......................................................................    $    (19,889)   $     (5,342)
  Adjustments to reconcile net loss to net cash in operating activities:
     Depreciation and amortization...............................................             585             296
     Amortization of goodwill and acquired intangibles...........................          13,847              --
     Amortization of deferred stock compensation.................................             605             565
     Purchased in-process technology.............................................           5,048              --

     Changes in assets and liabilities, net of effects of acquisitions:
        Accounts receivable......................................................          (8,852)           (727)
        Prepaid expenses and other current assets................................          (2,029)            (12)
        Accounts payable.........................................................            (327)            678
        Accrued compensation and related benefits................................             457             476
        Accrued royalties........................................................             320             111
        Other accrued liabilities................................................             742            (154)
        Deferred revenues........................................................           4,164             899
                                                                                     ------------    ------------
           Net cash used in operating activities.................................          (5,329)         (3,210)
                                                                                     ------------    ------------

Cash flows from investing activities:
  Property and equipment additions...............................................          (1,771)         (1,086)
  Proceeds from sale of fixed assets.............................................              --              10
  Purchases of short-term and long-term investments..............................         (10,256)             --
  Maturities & sales of short-term investments...................................          11,802              --
  Acquisition of a businesses, net of cash acquired..............................          (6,516)             --
  Other assets...................................................................          (3,427)           (126)
                                                                                     ------------    ------------
           Net cash used in investing activities.................................         (10,168)         (1,202)
                                                                                     ------------    ------------

Cash flows from financing activities:
  Sale of common stock...........................................................           2,744             440
  Repurchase of common stock.....................................................              --              (3)
  Borrowings under line of credit................................................              --           3,294
  Repayment of notes receivable from stockholders................................               2              --
  Repayment of long-term obligations.............................................            (828)            (51)
                                                                                     ------------    ------------
           Net cash provided by financing activities.............................           1,918           3,680
                                                                                     ------------    ------------

Net decrease in cash and cash equivalents........................................         (13,579)           (732)
Cash and cash equivalents--beginning of period...................................          17,299           7,461
                                                                                     ------------    ------------

Cash and cash equivalents--end of period.........................................    $      3,720    $      6,729
                                                                                     ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest......................................    $         72    $         15
                                                                                     ============    ============

   Deferred stock compensation...................................................    $         --    $      1,761
                                                                                     ============    ============

Supplemental schedule of noncash investing and financing transactions:
   Issuance of common stock and options for business acquisitions................    $    136,276    $         --
                                                                                     ============    ============

See notes to condensed consolidated financial statements.

                             ACTIVE SOFTWARE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

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

     The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The consolidated results of operations for the three months and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2000.

2.   ACQUISITION

     In February 2000, the Company acquired Alier, Inc. (Alier). On April 7, 2000 the Company acquired TransLink Software, Inc. (TransLink). On April 25, 2000 the Company acquired Premier Software Technologies (Premier).

     Alier provides enterprise application integration solutions to financial institutions. In connection with this transaction, all outstanding shares of capital stock of Alier were exchanged for 390,875 shares of our common stock valued at $31.3 million and cash of $2.0 million. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 158,277 shares of our common stock valued at $12.4 million. The company assumed certain liabilities of Alier and incurred approximately $316,000 in transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Alier have been included in the Company's financial statements from the date of acquisition. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill and acquired intangibles of $44.3 million and purchased in-process technology of $2.7 million. For the six months ended June 30, 2000, the Company recorded $5.8 million for amortization of goodwill and acquired intangibles, which are amortized over their useful lives of one to three years, and $2.7 million for the purchased in- process technology.

     TransLink provides high performance mainframe integration solutions for eBusiness. In connection with this transaction, all outstanding shares of capital stock of TransLink were exchanged for 796,363 shares of our common stock valued at $76.1 million and cash of $4.5 million. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase 43,041 shares of our common stock valued at $3.6 million. The company assumed certain liabilities of TransLink and incurred approximately $248,000 in transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations of TransLink have been included in the Company's financial statements from the date of acquisition. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill and acquired intangibles of $81.6 million and purchased in-process technology of $2.3 million. For the second quarter of fiscal 2000, the Company recorded $7.1 million for amortization of goodwill and acquired intangibles, which are amortized over their useful lives of one to four years, and $2.3 million for the purchased in-process technology.

     Premier provides integration products and services for eCommerce. In connection with this transaction, all outstanding shares of capital stock of Premier were exchanged for 121,308 shares of our common stock valued at $11.9 million and cash of $0.5 million. In addition, the outstanding options to purchase Premier capital stock were converted into options to purchase 11,548 shares of our common stock valued at $1.1 million. The company assumed certain liabilities of Premier and incurred approximately $166,000 in transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Premier have been included in the Company's financial statements from the date of acquisition. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill and acquired intangibles of $13.4 million. For the second quarter of fiscal 2000, the Company recorded $1.0 million for amortization of goodwill and acquired intangibles, which are amortized over their useful lives of one to three years.

     In connection with the acquisition, net assets acquired were as follows (in thousands):

                                                Alier     TransLink    Premier
                                               --------   ---------   --------

     Current assets........................... $    259   $     655   $    353
     Property and equipment, net..............       24         225         22
     Goodwill and acquired intangible assets..   44,275      81,602     13,435
     Current liabilities assumed..............   (1,373)       (366)      (151)
     Transaction costs........................     (316)       (248)      (166)
     Purchased in-process technology..........    2,737       2,311         --
                                               --------   ---------   --------
     Net assets acquired...................... $ 45,606   $  84,179   $ 13,493
                                               ========   =========   ========

     The following unaudited pro forma summary results of operations data have been prepared assuming that the TransLink and Premier acquisitions had occurred at the beginning of the periods presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented. The pro forma information excludes the impact of the one-time charges related to purchased in-process technology of $2.3 million recorded in the quarter ended June 30, 2000 (in thousands, except per share amount):


                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                       -------------------   ------------------
                                         2000       1999       2000      1999
                                       --------   --------   --------  --------

Net revenue........................... $ 18,536   $  5,449   $ 32,637  $  9,286
                                       ========   ========   ========  ========

Net loss.............................. $(14,094)  $(12,367)  $(38,161) $(24,879)
                                       ========   ========   ========  ========

Basic and diluted net loss per share.. $  (0.58)  $  (2.10)  $  (1.54) $  (4.39)
                                       ========   ========   ========  ========


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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                      --------------------------    --------------------------
                                                                          2000          1999            2000          1999
                                                                      -----------    -----------    -----------    -----------
Net loss...........................................................   $   (14,094)   $    (2,601)   $   (19,889)   $    (5,342)
                                                                      ===========    ===========    ===========    ===========
  Basic and diluted
     Weighted average shares of common stock outstanding...........        24,825          6,297         24,516          6,142
     Less: weighted average common shares subject to repurchase....          (599)        (1,335)          (623)        (1,389)
                                                                      -----------    -----------    -----------    -----------
  Denominator for diluted net loss per share.......................        24,226          4,962         23,893          4,753
                                                                      ===========    ===========    ===========    ===========
Basic net loss per share...........................................   $     (0.58)   $     (0.52)   $     (0.83)   $     (1.12)
                                                                      ===========    ===========    ===========    ===========

4.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The only item included in other comprehensive loss is unrealized loss on investments.

     The following is a calculation of comprehensive loss (in thousands):

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                      --------------------------    --------------------------
                                                                          2000          1999            2000          1999
                                                                      -----------    -----------    -----------    -----------
Net loss..........................................................    $   (14,094)   $    (2,601)   $   (19,889)   $    (5,342)

Other comprehensive loss:
Unrealized gain on investments....................................              8              -              1              -
                                                                      -----------    -----------    -----------    -----------
Comprehensive loss................................................    $   (14,086)   $    (2,601)   $   (19,888)   $    (5,342)
                                                                      ===========    ===========    ===========    ===========

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

                                                       Three Months Ended           Six Months Ended
                                                             June 30,                   June 30,
                                                       ------------------           --------------------
                                                        2000        1999            2000          1999
                                                       ------       -----           -------       ------
Revenues(1):
United States.....................................   $  14,225    $   4,921       $  26,678         8291
Europe............................................       4,311          185           5,453          377
                                                     ---------    ---------       ---------    ---------
    Total revenues................................   $  18,536    $   5,106       $  32,131    $   8,668
                                                     =========    =========       =========    =========

--------

(1) Revenues are broken out geographically by the ship-to location of the customer.

     The Company has no significant long-lived assets deployed outside of the U.S.

6.   SUBSEQUENT EVENTS

     In May 2000, the Company entered into an agreement to be acquired by webMethods, Inc. pursuant to which the Company will become a wholly owned subsidiary of webMethods. Upon the closing of the acquisition, which is expected to occur in the third quarter of 2000, each outstanding share of the Company's common stock will be converted into the right to receive 0.527 shares of common stock of webMethods.

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

     We generate revenue principally from licenses of our ActiveWorks software products and, to a lesser extent, from services such as maintenance and support, as well as consulting and training. License revenues comprised 74% and 68% of our total revenues for the six months ended June 30, 2000 and 1999 respectively, while service revenues comprised 26% and 32% of our total revenues in the same periods. We recognize license revenues upon shipment of the software if collection of the resulting receivable is probable, an agreement has been signed, the fee is fixed or determinable and we have no significant obligations remaining. A customer purchasing the ActiveWorks Integration System will, at a minimum, purchase at least one Information Broker and one or more Adapters to connect the Information Broker to the customer's various enterprise software applications. In addition, the customer may purchase optional features such as the Multi-Broker option, High-Availability option, Secure Socket Layer option and integration agents. Revenues from maintenance and support are recognized ratably over the period of the contract, which is typically one year, while revenues from consulting and training services are recognized as the services are performed. Payments received in advance of services rendered are recorded as deferred revenues, and these balances were $8.7 million and $4.0 million as of June 30, 2000 and December 31, 1999, respectively. Substantially all of our customers enter into maintenance and support contracts when they purchase their initial ActiveWorks software products.

     We promote and sell our ActiveWorks software products through our direct sales force and through indirect channels. We have derived, and expect to continue to derive, a significant portion of our sales in both channels from customers that have significant relationships with third-party system integrators. Our current relationships with these system integrators typically are structured as co-marketing arrangements in which the customer is referred by the system integrator to license the software directly from us. As a result there is no revenue sharing arrangement between the system integrator and us, and our current arrangements with these system integrators generally do not impose any limitations on our ability to sell our products. In addition, we have entered into a limited number of reseller arrangements in which our products are embedded in the reseller's products, for which we receive a royalty from the reseller. To date, revenues from these reseller arrangements have been insignificant. Since the first quarter of 1999, we expanded our presence in international markets by opening sales offices in the United Kingdom, in the Netherlands in Singapore, in Germany and in France and by establishing relationships with system integrators and resellers in other international markets. Revenues derived from international sales represented 17% and 4% of total revenues for the six months ended June 30, 2000 and 1999, respectively. We expect that international sales will account for an increasing portion of our revenues, although the percentage of our total revenues derived from international sales may vary.

     Since inception, we have incurred substantial research and development costs and have invested heavily in the expansion of our sales and marketing and professional services organizations to build an infrastructure to support our long-term growth strategy. Our full-time employees increased to 287 as of June 30, 2000 from 163 as of December 31, 1999. As a result of these investments, we have incurred net losses in each fiscal quarter since inception and, as of June 30, 2000, had an accumulated deficit of $47.0 million. We anticipate that our operating expenses will continue to increase for the foreseeable future, as we expand our product development and sales and marketing efforts. In addition, we expect to incur additional expenses associated with being a public company. Accordingly, we expect to incur net losses for the foreseeable future.

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

     In February 2000, we completed the acquisition of Alier, Inc., a provider of enterprise application integration software. In connection with this transaction, pursuant to which Alier became a wholly owned subsidiary of Active Software, all outstanding shares of capital stock of Alier were exchanged for 390,875 shares of our common stock valued at $31.3 million and cash of $2.0 million. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 158,277 shares of our common stock valued at $12.4 million. The merger was accounted for as a purchase transaction. Of the 390,875 shares of our common stock issued in the transaction, a total of 38,685 shares are being held in escrow for the purpose of indemnifying us against certain liabilities of Alier. This escrow will expire on February 11, 2001.

     In April 2000, we completed the acquisition of TransLink Software, Inc., a provider of high performance mainframe integration solutions for eBusiness. In connection with this transaction, pursuant to which TransLink became a wholly owned subsidiary of Active Software, all outstanding shares of capital stock of TransLink were exchanged for 796,363 shares of our common stock valued at $76.1 million and cash of $4.5 million. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase 43,041 shares of our common stock valued at $3.6 million. The merger was accounted for as a purchase transaction.

     In April 2000, we completed the acquisition of Premier Software Technologies, Inc., a provider of integration products and services for eCommerce. In connection with this transaction, pursuant to which Premier became a wholly owned subsidiary of Active Software, all outstanding shares of capital stock of Premier were exchanged for 121,308 shares of our common stock valued at $11.9 million and cash of $0.5 million. In addition, the outstanding options to purchase Premier capital stock were converted into options to purchase 11,548 shares of our common stock valued at $1.1 million. The merger was accounted for as a purchase transaction.

REVENUE

     Total revenues for the six months ended June 30, 2000 increased to $32.1 million from $8.7 million for the six months ended June 30, 1999, an increase of 271%.

     License revenues increased to $23.8 million in the six months ended June 30, 2000 from $5.9 million in the six months ended June 30, 1999, an increase of 302%. The increase in license revenue was due to an increase of $5.0 million in sales of additional ActiveWorks products and features to existing customers and to an increase of $12.9 million in sales of our products to new customers.

     Service revenues increased 204% to $8.4 million in the six months ended June 30, 2000 from $2.7 million in the six months ended June 30, 1999. The increase in service revenue was due primarily to an increase in maintenance and support fees of $2.2 million in connection with the growth of our customer base and an increase in consulting fees of $3.5 million.

     International revenues increased 1,359% to $5.5 million in the six months ended June 30, 2000 from $377,000 in the six months ended June 30, 1999. International revenues accounted for 17% and 4% of the total revenue for the six months ended June 30, 2000 and 1999, respectively. The increase in absolute dollars was the result of continued expansion of the Company's international sales force and an increase in license revenue to the European region.

COST OF REVENUE

     Total cost of revenues increased to $7.6 million in the six months ended June 30, 2000 from $3.3 million in the six months ended June 30, 1999.

     Cost of license revenues consists primarily of third-party license and support fees and, to a lesser extent, costs of duplicating media and documentation. Cost of license revenues increased to $1.1 million in the six months ended June 30, 2000 from $465,000 in the six months ended June 30, 1999. The growth in cost of license revenues was attributable primarily to the increase in license revenues. As a percentage of license revenues, cost of license revenues was 5% and 8% for the six months ended June 30, 2000 and 1999, respectively. We anticipate that the cost of license revenues will increase in absolute dollars as we license additional products, although cost of license revenues will vary as a percentage of license revenues from period to period.

     Cost of service revenues consists of compensation and related overhead costs for personnel engaged in consulting, training, maintenance and support services for our customers. Cost of service revenues increased to $6.5 million in the six months ended June 30, 2000 from $2.8 million in the six months ended June 30, 1999. The growth in cost of service revenues was attributable primarily to an increase in personnel dedicated to support a larger number of customers. As a percentage of service revenues, cost of service revenues was 78% and 102% for the six months ended June 30, 2000 and 1999, respectively. The decrease in percentage of service revenues was attributable primarily to the increases in the service revenue base. We anticipate that the cost of service revenues will increase in absolute dollars as we continue to expand our services offering, although cost of service revenues may vary as a percentage of service revenues from period to period.

     Because the gross margin on license revenues is higher than the gross margin on service revenues, gross profit as a percentage of total revenues is affected by the mix of license and service revenues. We expect that this mix will fluctuate from quarter to quarter.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors. Research and development expenses increased to $6.3 million in the six months ended June 30, 2000, from $2.3 million in the six months ended June 30, 1999. The increase was attributable primarily to the addition of personnel in our research and development organization associated with product development. As a percentage of total revenues, research and development expenses were 20% and 26% in the six months ended June 30, 2000 and 1999, respectively. The decrease in percentage of revenues is due primarily to the fact that revenues have increased faster than research and development expenses in those periods. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but may vary as a percentage of total revenues from period to period.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, sales commissions, public relations, industry tradeshows and promotional expenditures. Sales and marketing expenses increased to $16.6 million from $7.0 million in the six months ended June 30, 2000 and 1999, respectively. The increase was attributable primarily to the expansion of our direct sales force and increased promotional activity. The increase during this period was attributable primarily to the addition of 41 employees in sales and marketing in the six months ended June 30, 2000, and to increased commissions related to increased revenues and, to a lesser extent, to costs associated with increased efforts to develop market awareness of our products and services. As a percentage of total revenues, sales and marketing expenses for the six months ended June 30, 2000 and 1999 represented 52% and 80%, respectively. The decrease in sales and marketing expenses as a percentage of revenues is primarily due to the fact that revenues have increased faster than sales and marketing expenses in those periods. We expect to continue increasing our marketing and promotional efforts and to hire additional sales personnel. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but may vary as a percentage of total revenues from period to period.

     General and Administrative. General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and other general corporate expenses. General and administrative expenses increased to $2.8 million in the six months ended June 30, 2000 from $993,000 in the six months ended June 30, 1999. The increase was due primarily to the addition of financial and management personnel, as well as costs associated with operating as a public company. As a percentage of total revenues, general and administrative expenses were 9% and 11% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The decrease in percentage of revenues was attributable primarily to the increases in the revenue base. We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation.

     Amortization of Deferred Stock Compensation. Options granted in the first quarter of 1999 have been considered to be compensatory as the estimated fair value for accounting purposes was greater than the exercise price as determined by the board of directors on the date of grant. The total deferred stock compensation, net of amortization associated with these options as of June 30, 2000 and December 31, 1999 amounted to $2.9 million and $3.5 million, respectively. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 50 months. Of the total deferred stock compensation, approximately $605,000 and $565,000 was amortized in the six months ended June 30, 2000 and 1999, respectively. We expect amortization of approximately $1,208,000 in 2000, $1,208,000 in 2001, $993,000 in 2002 and
$121,000 in 2003 related to these options.

     Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $13.8 million in the six months ended June 30, 2000. The estimated useful life of the goodwill and the other intangibles is 3 years for trained and assembled workforce, one year for license agreements, 2 years for non-compete agreements, 3 years for goodwill and 4 years for favorable lease terms, and we expect amortization of approximately $39,667,000 in 2000, $46,678,000 in 2001, $43,205,000 in 2002 and $9,752,000 in 2003 related to goodwill and other intangibles.

     Purchased in-process technology. Purchased in-process technology was $5.0 million in the six months ended June 30, 2000. This amount represents one-time charge of $2.7 million and $2.3 million recorded upon the acquisition of Alier and TransLink, in February 2000 and in April 2000, respectively.

OTHER INCOME (NET)

     Other income consists primarily of interest income from cash and cash equivalents and short-term investments offset by interest expense related to long-term obligations. For the six months ended June 30, 2000, net interest income was approximately $927,000, as compared to $96,000 for the six months ended June 30, 1999. The increase in the six months ended June 30, 2000 was attributable primarily to higher cash balances resulting from the initial public offering of our common stock in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1999, we completed the initial public offering of our common stock, which resulted in net proceeds of approximately $40 million. As of June 30, 2000, we had $22.1 million of cash and cash equivalents and short-term investments.

     Net cash used in operating activities was $5.3 million in the six months ended June 30, 2000, attributable primarily to a net loss of $19.9 million, an increase in accounts receivable of $8.9 million and an increase in prepaid and other current assets of $2.0 million, offset in part by amortization of deferred stock compensation of $605,000, amortization of goodwill and acquired intangibles of $13.8 million and purchased in-process technology of $5.0 million, an increase in other accrued liabilities of $742,000 million and an increase in deferred revenue of $4.2 million. For the six months ended June 30, 1999, net cash used in operating activities was $3.2 million attributable primarily to a net loss of $5.3 million and an increase in accounts receivable of $727,000, offset in part by an increase in accounts payable of $678,000 and an increase in deferred revenue of $899,000. Our sales cycle is lengthy and unpredictable, and could cause our quarterly revenues and operating results to fluctuate. Any change in our sales cycle could adversely affect the amount of cash provided by our operating activities.

     Net cash used in investing activities was $10.2 million in the six months ended June 30, 2000, due primarily to the acquisition of Alier, Premier and TransLink, purchases of investments, other assets and purchases of property and equipment, offset by maturities and sales of investments. For the six months ended June 30, 1999, cash used in investing activities was $1.2 million, attributable primarily to purchases of property and equipment.

     Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2000 due primarily to proceeds from the issuance of common stock, offset by repayment of long-term obligations. For the corresponding period in 1999, cash provided by financing activities was attributable primarily to proceeds from a line of credit.

     As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and notes payable. Although we have no material commitments for capital expenditures, we expect to increase capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may increase our capital expenditures as we expand into additional international markets.

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

     Interest Rate Risk. Active Software maintains its funds in money market and certificate of deposit accounts at banks. The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of June 30, 2000, the fair value of the portfolio would not decline by a material amount. Active Software does not use derivative financial instruments to mitigate risks. However, it does have an investment policy that would allow it to invest in short-term and long-term investments such as money market instruments and corporate debt securities. The Company's policy does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than twelve months with a maximum average maturity to its whole portfolio of such investments at six months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

     Foreign Currency Exchange Rate Risk. Active Software's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its UK, Netherlands, Singapore, France and Germany subsidiaries. Although the Company transacts business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on the pound, guilders or other currencies. The Company would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, guilders, Singapore, French Franc or Dutch Mark dollars against the U.S. dollar. Consequently, Active Software does not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

     Although our revenue has increased in recent quarters, we may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred net losses of $19.9 million in the six months ended June 30, 2000, $9.4 million in 1999 and $9.9 million in 1998, and, as of June 30, 2000, we had an accumulated deficit of approximately $47.0 million.

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

     We will need to significantly expand our direct and indirect sales operations in order to increase market awareness of our ActiveWorks software products and to generate increased revenue. We have recently expanded our direct sales force and plan to recruit additional sales personnel. As of June 30, 2000, we employed approximately 107 individuals in our sales and marketing organization. Currently, we believe we will need to continue to expand our sales organization. New sales personnel will require training and take time to achieve full productivity. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. In addition, we believe that our future success is dependent upon expansion of our indirect distribution channel, which consists of our relationships with a variety of distribution partners such as system integrators, independent software vendors and value added resellers. To date, we have relationships with only a limited number of these partners. We cannot be certain that we will be able to establish relationships with additional distribution partners on a timely basis, or at all, or that these distribution partners will devote adequate resources to promoting or selling our products. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts.

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

     We have been experiencing a period of rapid growth over recent years. Our total revenues have grown to approximately $32.1 million for the six-months period ending June 30, 2000 from $18.5 million for the same period last year. The number of our employees has grown to 287 at the end of June 30, 2000 from 163 as of December 31, 1999. This growth has placed, and we expect that any future growth we experience will continue to place, a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we will be required to:

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

     Our future success depends, to a significant degree, on the continued services of our key management, sales and technical personnel. Our officers and key employees are not bound by employment agreements, and we do not maintain life insurance policies on any of our employees. The loss of services of any of these employees for any reason could harm our business. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high caliber personnel, and we may not be able to recruit and retain additional qualified personnel. Competition for qualified personnel in the software industry and in the San Francisco Bay area, as well as other markets in which we recruit, is extremely intense and characterized by rapidly increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates.

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

     For the six months ended June 30, 2000, we have generated 17% of our revenues from sales of our products in international markets and have limited experience with international operations and localization of our products for foreign markets. We intend to continue to expand our international operations and enter new international markets, which will require significant management attention and financial resources. Our international operations are subject to a number of risks and uncertainties, including:

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

          Risks related to the proposed merger with webMethods, Inc.

Expected benefits of the merger may not be realized.

     If webMethods and Active Software are not able to effectively integrate their technology, operations and personnel in a timely and efficient manner, then the benefits of the merger with webMethods will not be realized. In particular, if the integration is not successful, the combined company's operating results may be adversely affected and the combined company may lose key personnel and/or customers. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, and could have a material adverse impact on the combined company.

The market price of webMethods common stock may decline as a result of the merger.

     If the benefits of the merger with webMethods do not exceed the costs associated with the merger, including the dilution to webMethods' stockholders resulting from the issuance of shares in connection with the merger, webMethods' financial results could be adversely affected. In particular, the market price of webMethods common stock may decline as a result of the merger if:

     .    the integration of webMethods and Active Software is unsuccessful;

     . webMethods is unable to market successfully its products and services to Active Software's customers or Active Software's products and services to webMethods' customers;

     . webMethods does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts; or

     . the effect of the merger on webMethods' financial results is not consistent with the expectations of financial or industry analysts.

Failure of the merger to qualify as a poling of interests would negatively affect combined financial results.

     The failure of the merger with webMethods to qualify for pooling of interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect webMethods' reported financial and, likely, the price of webMethods' common stock. The availability of pooling of interests accounting treatment for the merger depends upon circumstances and events occurring before and after the effective time of the merger. For example, affiliates of webMethods and Active Software must not sell any shares of either webMethods or Active Software capital stock until the day that webMethods publicly announces financial results covering at least 30 days of combined operations of webMethods and Active Software after the merger. If affiliates of webMethods or Active Software sell their shares of webMethods common stock prior to that time despite a contractual obligation not to do so, the merger may not qualify for accounting as a pooling of interests for financial reporting purposes.

webMethods will face technical, operational and strategic challenges that may prevent it from successfully integrating Active Software and webMethods.

     The proposed merger involves risks related to the integration and management of acquired technology, operations and personnel. The integration of webMethods and Active Software will be a complex, time-consuming and expensive process and may disrupt webMethods' business if not completed in a timely and efficient manner. In addition, webMethods must also integrate the operations of three companies recently acquired by Active Software -- Alier, Premier and TransLink. Following the merger, webMethods must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices.

     webMethods and Active Software may encounter substantial difficulties, costs and delays involved in integrating their operations, including:

     .    potential incompatibility of business cultures;

     .    perceived adverse changes in business focus;

     . potential conflicts in distribution, marketing or other important relationships; and

     . the loss of key employees and the diversion of management's attention from other ongoing business concerns.

Active Software faces risks related to the proposed merger.

     If the merger is successfully completed, holders of Active Software's common stock will become holders of webMethods common stock. webMethods' results of operations, as well as the price of webMethods common stock, may be affected by factors different than those affecting Active Software's results of operations and the price of its common stock before the merger.

Failure to complete the merger could negatively impact Active Software's stock price, future business and operations.

     If the merger is not completed for any reason, Active Software may be subject to a number of material risks, including the following:

     . Active Software may be required, under certain circumstances, to pay webMethods a termination fee of up to $50 million;

     . the price of Active Software common stock may decline, to the extent that the relevant current market price reflects a market assumption that the merger will be completed; and

     . the costs related to the merger, such as legal, accounting, financial printing and financial advisor fees, must be paid even if the merger is not completed.

     In addition, Active Software's customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions concerning the relevant company. Any delay or deferral in those decisions by customers, strategic partners or suppliers could have a material adverse effect on Active Software's business, regardless of whether the merger is ultimately completed.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             Use of Proceeds

                 On August 12, 1999, in connection with our initial public
             offering, a Registration Statement on Form S-1 (No. 333-80549) was declared effective by the Securities and Exchange Commission, pursuant to which 4,025,000 shares of our common stock were offered and sold for our account at a price of $11.00 per share, generating aggregate gross proceeds of $44.3 million for the account of the Company. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers and Dain Rauscher Wessels. After deducting approximately $3.1 million in underwriting discounts and $1.2 million in other related expenses, the net proceeds of the offering were approximately $40 million. As of June 30, 2000, $22.1 million of the net proceeds were invested in cash and cash equivalents, short-term investments and approximately $17.9 million had been used for working capital. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         10.1 Agreement of Plan and Merger, dated as of May 20, 2000, among webMethods, Inc., Wolf Acquisition, Inc. and the Company. (Incorporated herein by reference to the Company's definitive proxy statement filed on July 21, 2000).

         10.2 Stockholders Agreement and Irrevocable Proxy, dated as of May 20, 2000, among webMethods, Inc., Wolf Acquisition, Inc. and the several stockholders of Active Software, Inc. named therein. (incorporated herein by reference to the Company's definitive proxy statement filed on July 21, 2000).

         27.1 Financial Data Schedule

(b)  Reports on Form 8-K

         (1) Current Report on Form 8-K filed on April 21, 2000 with respect to Active Software's acquisition of TransLink Software, Inc.

         (2) Current Report on Form 8-K filed on May 3, 2000 with respect to Active Software's acquisition of Premier Software Technologies, Inc.

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

                                       ACTIVE SOFTWARE, INC.

                                       By: /s/ JON A. BODE
                                       -----------------------------------------
                                       Jon A. Bode
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

Dated: August 10, 2000

INDEX TO EXHIBITS


Exhibit No.          Document Description
-----------          --------------------

10.1 Agreement of Plan and Merger, dated as of May 20, 2000, among webMethods, Inc., Wolf Acquisition, Inc. and the Company. (Incorporated herein by reference to the Company's definitive proxy statement filed on July 21, 2000).

10.2 Stockholders Agreement and Irrevocable Proxy, dated as of May 20, 2000, among webMethods, Inc., Wolf Acquisition, Inc. and the several stockholders of Active Software, Inc. named therein. (incorporated herein by reference to the Company's definitive proxy statement filed on July 21,
                     2000).

27.1                 Financial Data Schedule